Form 10QSB
period 1996-06-30
ESQUIRE COMMUNICATIONS LTD
filed 1996-08-14
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the transition period from___________ to_____________


                           Commission file number: 1-11782


                           ESQUIRE COMMUNICATIONS LTD.
         ( Exact name of Small Business issuer as specified in its charter)


           DELAWARE                                    13-3703760
         (State or other jurisdiction                  (I.R.S Employer
         of incorporation or organization)             Identification No.)


         216 EAST 45TH STREET, NEW YORK, NEW YORK      10017
         (Address of principal executive offices)      (Zip Code)


         Registrant's telephone number including area code:     (212) 687-8010
                                                                --------------


         FORMER ADDRESS: 342 MADISON AVENUE, NEW YORK, NEW YORK 10173

Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.

                         Yes  X   No

        At August 8, 1996 there were 4,126,823 shares of Common Stock, $.01 par value outstanding.

                                      INDEX

                                                                         PAGE


Part I.           Financial Information

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets                     1

                  Condensed Consolidated Statements of Operations           2

                  Condensed Consolidated Statements of Cash Flows           4

                  Notes to Condensed Consolidated Financial Statements      5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             6


Part II.          Other Information                                         8

                  Signatures                                                9



ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                         June 30,                December 31,
                                                                            1996                       1995 (1)
                                                                        (Unaudited)
ASSETS
Current Assets:
  Cash                                                                      $39,296                  $95,339
  Accounts receivable, less allowance                                     4,758,741                4,263,330
  Prepaid expenses and other current assets                                 346,787                  246,678
                                                                         ----------               ----------
                         Total current assets                             5,171,824                4,605,347

Property and Equipment, net                                               1,659,001                1,025,567

Other assets:
  Costs in excess of fair value of net
  tangible assets of acquired businesses, net                            12,478,205              12,751,931
  Other assets, net                                                         986,039                 690,573
                                                                       ------------            ------------
                                                                         13,464,244              13,442,504


                                                                        $20,295,069             $19,073,418
                                                                        ============            ===========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Accounts payable                                                         $979,006                 $576,888
 Accrued expenses and other current liabilities                            799,868                  822,704
 Current portion of long-term debt                                       1,544,297                1,604,948
                                                                      ------------              -----------
                         Total current liabilities                       3,323,171                3,004,540

Long-term debt                                                           9,319,844                8,634,595

Deferred rent obligation                                                   139,790                   34,790

Deferred income taxes                                                       43,004

Stockholders' equity:
 Preferred Stock , $.01 par value, 1,000,000
  shares authorized, no shares issued
 Common stock, $.01 par value, 25,000,000
 shares authorized, 4,126,823 issued
 and outstanding                                                             41,268                  41,268

Additional paid-in capital                                                7,702,576               7,702,576
Accumulated deficit                                                       (274,584)                (344,351)
                                                                        -----------             ------------
                    Total stockholders' equity                            7,469,260               7,399,493

                                                                        $20,295,069             $19,073,418
                                                                        ===========             ===========

(1) The balance sheet at December 31, 1995 is derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.


ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                                                            For the Three Months Ended
                                                                                June 30,                 June 30,
                                                                                  1996                     1995
                                                                               =========                =======

Revenues                                                                     $6,217,364                $5,329,186

Costs and expenses:
  Operating expenses                                                          3,457,177                 3,040,847
  General and administrative                                                  2,045,438                 1,488,711
  Depreciation and amortization                                                 265,918                   256,048

                                                                              5,768,533                 4,785,606
                                                                           ------------              ------------

Income from operations                                                          448,831                   543,580

Other income (expense):
   Interest expense                                                           (274,515)                 (276,931)
   Interest income                                                                1,212                     2,398
   Other      364                                                                    295

                                                                              (272,939)                 (274,238)
                                                                           ------------               -----------

Income before income tax provision                                              175,892                   269,342

Income tax provision                                                            139,186                   164,123

Net income                                                                      $36,706                  $105,219
                                                                            ===========              ============

Per common share:
  Net income                                                                      $0.01                     $0.03
                                                                            ===========               ===========

Weighted average number of shares outstanding                                4,126,823                  4,126,823
                                                                          =============               ===========

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                                                            For the Six Months Ended
                                                                                June 30,                 June 30,
                                                                                1996                      1995

Revenues                                                                    $11,746,308               $10,150,205

Costs and expenses:
  Operating expenses                                                          6,534,665                 5,680,848
  General and administrative                                                  3,819,556                 2,970,147
  Depreciation and amortization                                                 518,864                   511,268

                                                                             10,873,085                 9,162,263
                                                                            -----------               -----------

Income from operations                                                          873,223                   987,942

Other income (expense):
   Interest expense                                                            (537,558)                (534,359)
   Interest income                                                                2,686                     5,084
   Other      558                                                                    505

                                                                               (534,314)                (528,770)
                                                                             -----------              -----------

Income before income tax provision                                              338,909                   459,172

Income tax provision                                                            269,141                   303,871

Net income                                                                      $69,768                  $155,301
                                                                            ===========              ============

Per common share:
  Net income                                                                      $0.02                     $0.04
                                                                           ============              ============

Weighted average number of shares outstanding                                4,126,823                 4,123,848
                                                                            ===========                =========

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                         For the Six Months Ended
                                                                         June 30,                June 30,
                                                                          1996                    1995
                                                                       ==========                =====
Cash flows from operating activities:
Net income                                                                $69,768               $155,301

Adjustments to reconcile net income
to net cash used in operating
activities:
  Depreciation and amortization                                           518,864                511,268
  Deferred income tax (benefit)                                          (17,000)                  2,000
  (Increase) in assets:
    Accounts receivable                                                 (537,411)               (193,802)
    Prepaid expenses and other current assets                            (45,157)                (35,640)

  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                 428,621                 (4,605)
    Deferred rent obligation                                              105,000                 (3,323)
                                                                        ---------              ----------
Net cash provided by operating activities                                 522,685                431,199
                                                                        ---------              ---------

Cash flows from investing activities:
  Purchase of property and equipment                                    (618,482)                (79,447)
  Increase in other assets                                              (409,295)                (66,416)
  Business acquired, and related expenses                                                       (550,000)
                                                                     ------------              ----------
Net cash used in investing activities                                 (1,027,777)               (695,863)
                                                                     ------------              ----------

Cash flows from financing activities:
  Borrowings under bank line of credit                                  1,100,000                800,000
  Principal payments on long-term debt                                  (650,951)               (404,003)
                                                                     ------------             -----------
Net cash provided by financing activities                                 449,049                395,997
                                                                     ------------             ----------

Net (decrease) increase in cash                                          (56,043)                131,333

Cash - beginning of period                                                 95,339                 13,958

Cash - end of period                                                      $39,296                $145,291
                                                                      ===========             ===========

Supplemental information:
Approximate interest paid during the period                              $533,000                $523,000
                                                                      ===========             ===========

Approximate income taxes paid during the period                          $286,000                $230,000
                                                                      ===========             ===========

The Company incurred capital lease obligations of approximately $176,000 during the six months ended June 30, 1996.

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1996

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be attained for an entire year. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.


NOTE B--EARNINGS PER COMMON SHARE

         Earnings per common share are computed on the basis of weighted average number of shares outstanding. No effect has been given to outstanding warrants and options since they are not considered common stock equivalents because their assumed exercise would be antidilutive.


NOTE C--SUBLEASE LOSS

         In May 1996, the Company moved into a new office space for its New York operations and, based on its current space requirements, plans are to sublease its old office space which lease expires in February 2000. It is expected that the future rental obligation pursuant to the lease would exceed the anticipated sublease rental income. Accordingly, an estimated discounted loss of approximately $150,000 resulting from the excess of the lease obligation over the expected sublease income during the remaining term of the lease has been charged to operations during the three months ended June 30, 1996. The non current portion of the liability is included in the financial statements under the caption " deferred rent obligation".


NOTE D-- STOCKHOLDERS' EQUITY
         In June 1996, the Company's stockholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of Common Stock to 25,000,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the three and six months ended June 30, 1996 and 1995

         Revenues increased for the three and six month periods ended June 30, 1996 by $888,178 or 16.7% and by $1,596,103 or 15.7%, respectively, over the same periods of the prior year. The Company believes that the increase in revenues were in part due to its marketing efforts and several large multi-party projects undertaken in the three and six month periods ended June 30, 1996.

         For the three month period ended June 30, 1996, operating expenses increased by $416,330 from $3,040,847 to $3,457,177, in line with the revenue increase, but declined as a percentage of revenues from 57.1% to 55.6%. For the six month period ended June 30, 1996, operating expenses increased by $853,817, from $5,680,848 to $6,534,665, in line with the revenue increase, but declined as a percentage of revenues from 56.0% to 55.6%.

         General and administrative expenses for the three and six month periods ended June 30,1996 includes approximately $150,000 relating to the sublease loss ( see Note C). For the three month period ended June 30, 1996, general and administrative expenses excluding the sublease loss increased by $406,727 to $1,895,438 or 30.5% of revenues. For the six month period ended June 30, 1996 general and administrative expenses excluding the sublease loss increased by $699,409 to $3,669,556 or 31.2% of revenues. The increase was in part due to additional expenses incurred as a result of the Company's recently formed Corporate Services Division and due to additional marketing and promotional costs resulting from increased revenue levels. The Corporate Services Division markets court reporting services on a national basis to large insurance companies and corporations. The Company believes that the efforts of the Corporate Services Division will result in revenue increases over the long term and general and administrative expenses as a percentage of revenues will decrease. However, there is no assurance that such revenue increase and related benefits will in fact materialize.

         The Company's new office in New York is substantially larger in size compared to its old office without commensurate increase in the rent. The Company believes that a larger and better-equipped facility will enable it to provide better service to its clients.

         Depreciation and amortization increased by $9,870 and $7,596 for the three and six month periods, respectively. Interest expense decreased by $2,416 and increased by $3,199 for the three and six month periods, respectively.

         The Company generated a net income for the three and six month periods ended June 30, 1996 of approximately $37,000 and $70,000 compared to a net income of approximately $105,000 and $155,000 over the same periods of the prior year. For the three month period, earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $84,879 from $799,628 to $714,749. For the six month period, EBITDA decreased by $107,123 from $1,499,210 to $1,392,087. If the non- recurring sublease loss of $150,000 were excluded, EBITDA for the three and six months ended June 30, 1996 approximated $865,000 and $1,542,000 and the net income, adjusted for taxes, approximated $124,000 and $157,000, respectively. Net income for six months adjusted for non-cash items provided cash flows of approximately $589,000 compared to $667,000 in 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         At June 30, 1996, the Company's working capital increased by approximately $248,000 from December 31, 1995 to approximately $1,849,000. The increase was due to positive cash flows from operations. EBITDA for the six month period approximated $1,392,000 and net income adjusted for non-cash items provided cash flows of approximately $589,000.

         In September 1994, the Company entered into a revolving credit agreement with a bank which provides for borrowing up to $3,000,000 through September 1997 based upon eligible accounts receivable and is secured by substantially all of the assets of the Company. The agreement, as amended in April 1996, provides for borrowing up to $2,450,000 for working capital and $550,000 as a term loan for capital expenditures related to the company's new office space for its New York operations. The term loan is payable in 54 equal monthly installments commencing in October 1996. In addition, the agreements under which the Company has borrowed money contain certain restrictive covenants with respect to incurring additional debt, investments, distributions, acquisitions and capital expenditures and also require maintenance of certain financial ratios. Available borrowings and amounts outstanding under the agreement at June 30, 1996 approximated $3,000,000 and $2,700,000, respectively. The Company has agreements with certain of its lenders to defer approximately $237,000 of the amounts due in 1996 in the event it does not complete additional financing.

         The capital expenditures, excluding any business acquisition, for 1996 are expected to range between $180,000 and $200,000. In addition, the capital expenditures for the Company's new office space for its New York operations is approximately $650,000, substantially all of which was incurred in the six months ended June 30, 1996. The Company believes that the cash flows from its operations supplemented, if needed, by additional borrowing capacity from the revolving credit line and deferral of scheduled debt repayment will be sufficient to support the working capital and capital expenditure requirements through at least the end of 1996.

Other matters

         In July 1996, the Company acquired the assets and liabilities of Kitlas Dickman & Associates, a court reporting agency based in San Diego, California. In addition, the Company has executed definitive agreements and/ or letters of intent to acquire six other court reporting companies. The transactions are subject to a number of conditions including negotiation of definitive agreements in certain instances, necessary approvals, due diligence and financing. The Company anticipates consummating the transactions before September 30, 1996 subject to obtaining the necessary financing. The Company has received a letter of interest from a third party to provide financing for these acquisitions and working capital. The financing is subject to a number of significant conditions including negotiation of a definitive agreement, necessary approvals and due diligence. There is no assurance that the Company will be successful in completing the financing and closing the acquisitions.


                                    PART II.
                                OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders.

The Company held an annual meeting of stockholders on June 4, 1996, at which the following matters were voted upon:

         1.     Election of seven directors.
         2. Amendment to the Company's Certificate of Incorporation to increase number of authorized shares of common stock.
         3. Approval of appointment of Freed Maxick Sachs & Murphy, P.C. as independent auditors for the fiscal year ending December 31, 1996.

The results of the meeting were as follows:

                                                                      Broker
DIRECTORS                       FOR                  WITHHELD        NON-VOTES

Malcolm L. Elvey            4,029,045                 11,230                0
Cary A. Sarnoff             4,030,545                   9,730               0
David J. Feldman            4,029,545                 10,730                0
Howard M. Davidoff          4,028,045                 12,230                0
Mortimer R. Feinberg        4,026,545                 13,730                0
Andrew P. Garvin            4,029,345                 10,930                0
Robert S. Wunder            4,028,045                 12,230                0

                                                                      Broker
                    FOR          AGAINST           ABSTAIN          NON-VOTES

Proposal 2       3,974,520        31,275            34,400             0
Proposal 3       4,023,545         4,450            12,280             0


Item 6.  Exhibits and Reports on Form 8-K.

                (a)   Exhibits

                      3.1    Certificate of Incorporation, as amended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 1996

                                                  By:/S/ MALCOLM L. ELVEY
                                                  Malcolm L. Elvey
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                                                  By:/S/ VASAN THATHAM
                                                  Vasan Thatham
                                                  Principal Accounting Officer