Form 10QSB
period 1996-09-30
ESQUIRE COMMUNICATIONS LTD
filed 1996-11-13
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

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

-----------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.

         Yes  X            No

     At November 1, 1996 there were outstanding 4,126,823 shares of Common Stock, $.01 par value were outstanding.

                                      INDEX

                                                                    Page
Part I.        Financial Information

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets                 1

               Condensed Consolidated Statements of Operations       2

               Condensed Consolidated Statements of Cash Flows       3

               Notes to Condensed Consolidated Financial Statements  4

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations         6


Part II.       Other information                                     9

               Signatures                                           10

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
( In Thousands Except Share Data)           September 30,         December 31,
                                                1996                 1995 (1)
                                             (Unaudited)
ASSETS

Current assets:
   Cash                                          $22                 $95
   Accounts receivable, less allowance         4,743               4,263
   Prepaid expenses and other current assets     289                 247
                                              --------            ---------
Total current assets                           5,054               4,605

Property and equipment, net                    1,709               1,026

Other assets:
  Costs in excess of fair value of net
   tangible assets of acquired businesses, net 13,128              12,752
 Other assets, net                                985                 690
                                               --------           ---------
                                               14,113              13,442
                                              --------           ----------
                                              $20,876             $19,073
                                             ==========          ==========
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Accounts payable                             $1,161                $577
   Accrued expenses and other current liabilities  667                 822
   Current portion of long-term debt             4,632               1,605
                                               ---------           ---------
Total current liabilities                        6,460               3,004

Long-term debt                                   6,789               8,634

Preferred rent obligation                          100                  35

Deferred income taxes and other payables           193

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized, no shares issued
   Common stock, $.01 par value, 25,000,000
    shares authorized, 4,126,823 issued
    and outstanding                                 41                  41

   Additional paid-in capital                    7,703               7,703
   Accumulated deficit                            (410)               (344)
                                                 -------            ---------
         Total stockholders' equity              7,334               7,400
                                                ---------           ---------
                                               $20,876             $19,073
                                             ============          =========

     (1) The balance sheet at December 31, 1995 is derived from audited financial statements at that date. See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In Thousands Except Per Share Data)
                                             For the Three Months Ended         For the Nine Months Ended
                                         September 30            September 30   September 30     September 30
                                          1996                    1995            1996            1995
                                       =============            =============  =============   ==========

Revenues                                $5,645                   $5,234          $17,391        $15,384

Costs and expenses:
     Operating expenses                  3,243                    3,009            9,778          8,690
     General and administrative          1,950                    1,483            5,769          4,453
     Depreciation and amortization         292                      258              811            770
                                         -------                -----------     ----------        --------
                                         5,485                    4,750           16,358         13,913
                                        --------                 ----------     ----------       --------

Income from operations                     160                      484            1,033          1,471

Other income (expense):
     Interest expense                     (286)                    (270)            (824)          (804)
     Interest income                         1                        2                4              7
     Other                                   2                                         2              1
                                        ----------               -----------    ----------       --------
                                          (283)                    (268)            (818)          (796)
                                        ----------               -----------    ----------       --------


Income (loss) before income tax provision (123)                     216              215             675

Income tax provision                        12                      135              281             439
                                          --------               ------------    --------         --------
Net income (loss)                        ($135)                     $81             ($66)           $236
                                         =========               =============   ========          ========
Per common share:
     Net income (loss)                  ($0.03)                   $0.02           ($0.02)           $0.06
                                        ==========              ================ =========         =========

Weighted average common shares
   outstanding                           4,127                    4,127            4,127             4,125
                                        =========                 =============  ===========       ==========

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In Thousands)
                                                     For the Nine Months Ended
                                                    September 30,         September 30,
                                                       1996                 1995
                                                    =============         ============

Cash flows from operating activities:
Net income (loss)                                    ($66)                 $236

Adjustments to reconcile net income (loss)
 to net cash provided by operating
  activities:
   Depreciation and amortization                      811                   769
   Deferred income tax expense (benefit)              (56)                    5
   (Increase) decrease in assets:
      Accounts receivable                            (325)                 (208)
      Prepaid expenses and other current assets        27                   (25)

    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses           126                   (52)
      Deferred rent obligation                         65                    (5)
                                                   -----------          ---------

Net cash provided by operating  activities            582                   720
                                                   -----------           ---------

Cash flows from investing activities:
   Purchase of property and equipment                (747)                 (128)
   Increase in other assets                          (477)                  (67)
    Business acquired, and related expenses          (290)                 (550)
                                                  -----------          ----------
Net cash used in investing activities              (1,514)                 (745)
                                                  -----------          ---------

Cash flows from financing activities:
   Borrowings under bank line of credit, net        1,864                   800
   Principal payments on long-term debt            (1,005)                 (633)
                                                  ----------           ---------
Net cash provided by financing  activities           859                    167
                                                  ----------           --------

Net increase ( decrease) in cash                    (73)                   142

Cash - beginning of period                           95                     14
                                                  -----------         ---------
Cash - end of period                                $22                   $156
                                                  ===========         ==========
Supplemental information:
Approximate interest paid during the period        $839                   $785
                                                  ==========          ==========
Approximate income taxes paid during the period    $696                   $258
                                                  ==========          ===========

     The Company incurred capital lease obligations of approximately $176,000 during the nine months ended September 30, 1996.

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1996

 NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be attained for an entire year. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE B--EARNINGS PER COMMON SHARE

         Earnings per common share are computed on the basis of weighted average number of shares outstanding. No effect has been given to outstanding warrants and options since their assumed exercise would be antidilutive.

NOTE C--SUBLEASE LOSS

         In May 1996, the Company moved into a new office space for its New York operations and, based on its current space requirements, plans to sublease its old office space which lease expires in February 2000. It is expected that the future rental obligation pursuant to the lease would exceed the anticipated sublease rental income. Accordingly, an estimated discounted loss of approximately $150,000 resulting from the excess of the lease obligation over the expected sublease income during the remaining term of the lease has been charged to operations during the nine months ended September 30, 1996. The non-current portion of the liability is included in the financial statements under the caption "deferred rent obligation".


NOTE D-- STOCKHOLDERS' EQUITY
         In June 1996, the Company's stockholders approved an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of Common Stock to 25,000,000.

NOTE E-- BUSINESS COMBINATION

         On July 26, 1996, the Company acquired the assets and liabilities of Kitlas Dickman & Associates (KDA), a court reporting agency based in San Diego, California. The acquisition, accounted for under the purchase method of accounting, has resulted in the inclusion of the results of operations of KDA from the date of acquisition. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed including an estimated earn-out approximated $792,000. The approximate value of tangible assets acquired and liabilities assumed were $200,000 and $407,000, respectively.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1996

 NOTE F--SUBSEQUENT EVENTS

         On October 23, 1996, the Company completed a private placement of 7,500 shares of Series A Convertible Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $7,500,000 and entered into an agreement (the "Agreement") with the Preferred Stockholders. The Preferred Stockholders have the right within 21 months to acquire up to an additional 7,500 shares of Preferred Stock at a price of $1,000 per share. The Preferred Stock is convertible into common stock of the Company at a conversion price of $3.00 per share (subject to anti-dilution adjustments) and bears cumulative annual dividends at the rate of 6% per annum. The holders of Preferred Stock have a liquidation preference of $1,000 per share, plus accrued dividends. The Preferred Stockholders have the right to vote with the holders of common stock and are entitled to one vote for each whole share of common stock into which the Preferred Stock is convertible (presently 333-1/3 votes per share). The Agreement restricts future dividend payments on common stock, issuance of certain equity securities, mergers, acquisitions and sale of assets. In connection with the private placement, the Company granted the placement agent warrants to acquire 187,500 of common stock of the Company at an exercise price of $3.00 per share in addition to cash compensation. The warrants are exercisable at any time prior to October 2001.

         Effective October 28, 1996, the Company acquired the assets and liabilities of M&M Reporting Referral Service, Inc. (M&M), a Southern California-based court reporting company. The purchase price consisted of $2,600,000 of cash, subordinated promissory notes in the aggregate principal amount of $2,712,700 and 132,528 unregistered shares of the Company's common stock. The principal amount of one of the notes and the cash portion of the purchase price are subject to revision based on the revenue derived from the Seller's business for the twelve months commencing November 1, 1996. The promissory notes are payable in equal quarterly installments over a period of five years, together with interest at the rate of 9% per annum. For the year ended December 31, 1995, M&M's revenues, income before officers compensation and net income approximated $5 million, $1.2 million and $768,000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS


Results of Operations


         On July 26, 1996, the Company acquired the assets of Kitlas Dickman & Associates ("KDA") (see Note-E). The acquisition was accounted for under the purchase method of accounting and accordingly its results of operations have been included from the date of acquisition.

Comparison of the three and nine months ended September 30, 1996 and 1995

         Revenues increased for the three and nine month periods ended September 30, 1996 by approximately $411,000 or 7.9% and by $2,007,000 or 13.0%, respectively, over the same periods of the prior year. Excluding revenues from KDA, the revenues for the three and nine months increased by 4.9% and 12.1%, respectively over the same periods of the prior year. The Company believes that the increase in revenues was in part due to its marketing efforts and several large multi-party projects undertaken in the three and nine month periods ended September 30, 1996.

     For the three month period ended September 30, 1996, operating expenses increased by approximately $234,000 from $3,009,000 to $3,243,000, in line with the revenue increase, and remained constant as a percentage of revenues at 57.5%. For the nine month period ended September 30, 1996, operating expenses increased by approximately $1,088,000, from $8,690,000 to $9,778,000, in line with the revenue increase, but declined as a percentage of revenues from 56.5% to 56.2%.

     General and administrative expenses for the nine month period ended September 30,1996 include approximately $150,000 relating to the sublease loss (see Note C). For the three month period ended September 30, 1996, general and administrative expenses increased by approximately $467,000 to $1,950,000 or 34.5% of revenues. For the nine month period ended September 30, 1996 general and administrative expenses excluding the sublease loss increased by $1,166,000 to $5,619,000 or 32.3% of revenues. The increase was in part due to additional expenses incurred as a result of the Company's Corporate Services Division, expenses related to KDA and due to additional marketing and promotional costs resulting from increased revenue levels.

         The Company's new office in New York is substantially larger in size compared with its old office without commensurate increase in rent. The Company believes that a larger and better-equipped facility will enable it to provide improved service to its clients.

         Depreciation and amortization increased by $34,000 and $41,000 for the three and nine month periods, respectively. Interest expense increased by $16,000 and $20,000 for the three and nine month periods, respectively, due to increased debt levels.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

         The Company generated a net loss for the three and nine month periods ended September, 1996 of approximately $135,000 and $66,000 compared to a net income of approximately $81,000 and $236,000 over the same periods of the prior year. For the three month period, earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $290,000 from $742,000 to $452,000. For the nine month period, EBITDA decreased by $397,000 from $2,241,000 to $1,844,000. Excluding the non-recurring sublease loss of $150,000 charged in the second fiscal quarter of 1996, EBITDA and the net income, adjusted for taxes, for the nine months ended September 30, 1996 approximated $1,994,000 and $21,000, respectively. The net loss for nine months adjusted for non-cash items provided positive cash flows of approximately $745,000 compared to $1,005,000 in 1995.

Liquidity and Capital Resources

         At September 30, 1996, the Company's working capital decreased by approximately $3,007,000 from December 31, 1995 to a deficit of approximately $1,406,000. The decrease was principally due to reclassification of borrowings under its revolving credit agreement to current liabilities based on the scheduled maturity date of September 1997. EBITDA for the nine month period approximated $1,844,000 and net loss adjusted for non-cash items provided positive cash flows of approximately $745,000.

         In September 1994, the Company entered into a revolving credit agreement with a bank which provides for borrowing up to $3,000,000 through September 1997 based upon eligible accounts receivable and is secured by substantially all of the assets of the Company. The agreement, as amended in April 1996, provides for borrowing up to $2,450,000 for working capital and $550,000 as a term loan for capital expenditures related to the Company's new office space for its New York operations. The term loan is payable in 53 equal monthly installments commencing in November 1996. The aggregate borrowings at September 30, 1996 including temporary over- advance of $500,000 approximated $3,500,000 and there was no additional availability. In addition, the agreements under which the Company has borrowed money contain certain restrictive covenants with respect to incurring additional debt, investments, distributions, acquisitions and capital expenditures and also require the maintenance of certain financial ratios.

         In October 1996, the Company raised $7,500,000 gross proceeds through a private sale of Series A Convertible Preferred Stock (See Note-F) for its acquisitions, working capital and general corporate purposes. The funds were used to finance the M&M acquisition, repay approximately $500,000 of the Company's debt and reduce its borrowings under the revolving credit agreement.

         The capital expenditures, excluding any business acquisition, for 1996 are expected to range between $200,000 and $250,000. In addition, the capital expenditures for the Company's new office space for its New York operations is approximately $725,000, substantially all of which was incurred in the nine months ended September 30, 1996. The Company believes that its current cash position together with the cash flows from its operations supplemented, if needed, by additional borrowing capacity from the revolving credit line will be sufficient to support the working capital and capital expenditure requirements through at least the end of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF  OPERATIONS

Other matters

         The Company is in negotiation with a financial institution to obtain a revolving credit facility for $20 million to finance acquisitions, for working capital and general corporate purposes. The transaction is subject to a number of conditions including negotiation of a definitive agreement and due diligence. There is no assurance that the Company will be successful in obtaining the revolving credit line. If the Company is successful in obtaining the revolving credit and uses the proceeds to repay certain of its debt, the related unamortized financing costs will be charged to operations. The net book value of the unamortized financing costs at September 30, 1996 approximated $270,000.

         In October 1996, the Company acquired assets and liabilities of M&M Reporting Referral Service, Inc. In addition, the Company has executed definitive agreement and/or letters of intent to acquire four other court reporting companies. Although all the stipulated transaction closing dates have expired the Company anticipates consummating the majority of the transactions within the next four months. The transactions are subject to a number of conditions including negotiation of definitive agreements, necessary approvals, due diligence and financing. There is no assurance that the Company will be successful in completing the financing and closing the acquisitions. Further, the negotiations to acquire another court reporting agency have been mutually terminated.

         The Company has entered into an agreement with one of its stockholders to acquire 433,500 shares of the Company's outstanding stock at $3.00 per share.


                                    PART II.
                                OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K.

                (a) Exhibits-- None

                (b) Reports on Form 8-K-- None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 12, 1996

                                             By:/s/Malcolm L. Elvey
                                                Malcolm L. Elvey
                                                Chairman of the Board and
                                                Chief Executive Officer


                                             By:/s/Vasan Thatham
                                                Vasan Thatham
                                                Principal Accounting Officer