Form 10KSB
period 1996-12-31
ESQUIRE COMMUNICATIONS LTD
filed 1997-03-31
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended DECEMBER 31, 1996
                                                               or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to _______________________
                                                 Commission file number: 1-11782

                           ESQUIRE COMMUNICATIONS LTD.
        (Exact name of Small Business Issuer as specified in its charter)

          DELAWARE                                      13-3703760
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

216 EAST 45TH STREET, NEW YORK, NEW YORK                10017
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (212) 687-8010
                                                        --------------

Securities registered pursuant to Section 12(b) of
   the Act:
                                                         Name of each exchange
TITLE OF EACH CLASS                                      ON WHICH REGISTERED
Common Stock, $.01 par value                             Boston Stock Exchange
Redeemable Common Stock Purchase Warrants                Boston Stock Exchange

Securities registered pursuant to
  Section 12(g) of the Act:                              Common Stock, par value
                                                             $.01
                                                         Redeemable Common Stock
                                                             Purchase Warrants

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of January 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $5,758,580.

As of January 31, 1997, the registrant had 3,997,329 shares of Common Stock outstanding.

Registrant's revenues for the fiscal year ended December 31, 1996 were $24,583,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Transitional Small Business Disclosure Format   Yes ___    No X

Item 1.         BUSINESS

General

     Esquire Communications Ltd. (the "Company" or "Esquire Communications") is a court reporting firm using state-of-the-art technology to provide printed and computerized transcripts and video recordings of testimony from depositions to the legal profession primarily in the New York City metropolitan, Southern California and Washington, D.C. areas. The Company's strategy is to become a national court reporting firm by acquiring court reporting companies in major business communities around the country. The Company believes that by expanding through the acquisition of established court reporting companies in major cities, the Company will achieve a significant national presence in the court reporting industry. In evaluating a prospective acquisition candidate, management of the Company considers the following material factors: (i) financial condition and results of operations; (ii) experience and skill of management and management's availability after the acquisition; (iii) growth potential; (iv) costs associated with the consummation of the acquisition; and
(v) customer base and reputation. The size, nature and geography of the early acquisitions will determine the pace of the Company's achievement of national coverage. The Company believes that there are a number of suitable acquisition candidates in the size range contemplated, and that national status could be achieved by acquiring 10 to 12 firms in major metropolitan areas.

     Esquire Communications was incorporated in 1993 under the laws of the State of Delaware, as a holding company to own all the outstanding capital stock of Pepper Services, Ltd. ("Pepper") and Esquire Reporting Company, Inc. ("ERC"), which the Company acquired in 1988 and 1989, respectively. The Company's principal executive offices are located at 216 East 45th Street, New York, New York 10017, and its telephone number is (212) 687-8010. Unless the context indicates otherwise, all references to the Company include its subsidiaries.

The Court Reporting Industry

     Court reporting is the verbatim transcription of the spoken word into the written word, generally from sworn legal testimony. The industry is divided into two distinct sectors-- the recording of proceedings in court, or "official" court reporting, and all other court reporting. Official court reporting is performed by civil servant court reporters employed by municipal, state, or federal courts. All other court reporting is performed outside the courtroom by free-lance court reporters, who may be either self-employed, or employees or independent contractors affiliated with a court reporting agency. The Company is a court reporting agency which primarily uses the services of independent contractors to handle the recording of legal proceedings (typically civil ones) outside the courtroom and, to a lesser extent, the recording of other events such as hearings, arbitrations, board meetings, stockholders' meetings, conferences, conventions and media events.

     Court reporting firms range in size from sole practitioners to firms with more than 100 free-lance court reporters. Although there are no independently verified statistics with respect to the number of court reporters or the total revenues of the court reporting industry, there are approximately 22,000 members of the National Court Reporting Association ("NCRA"), the only national professional association in the industry, and an additional 12,000 student members. The Company estimates that there are approximately 50,000 court reporters in the United States. The Company believes that, based on its size and reputation, it is one of the leading court reporting companies in the United States.

     The industry's long-time local focus is shifting toward a more national approach to accommodate law firms and corporations whose cases, in many instances, extend beyond a single city. Attorneys commonly request such out-of-town referrals from their local court reporting firm. Professional associations such as the NCRA and various national networks facilitate both the development of personal relationships between agency owners and the referral of business between agencies. Through such networks, a member court reporting firm is able to schedule depositions in other cities for clients so requesting. One drawback of the networks to date has been the inability of the referring court reporting firm to guarantee the quality of service that the client ultimately receives. The Company believes that by expanding nationally, it will be able to more effectively serve clients across the country, rather than depending on the loosely-aligned networks or other strategic relationships.

Services and Technology

     The Company's basic business is the verbatim transcription of EBTs (examinations before trial) or depositions. Court reporting requires a trained professional capable of transcribing speech, which generally approximates 200 words per minute, using shorthand symbols. Most of the Company's court reporters use a computer-aided transcription, or CAT, system for transcribing depositions. Much like traditional stenotype machines, CAT systems enable a court reporter to represent what is spoken as phonetic symbols. CAT systems, however, have an added feature; the phonetic symbols are simultaneously recorded on the traditional paper tape and disk. Whether taken on a CAT system or a traditional stenotype machine, the shorthand notes are translated from the paper or magnetic medium, then edited to produce a final transcript. CAT systems enable the computer to interpret the shorthand symbols and translate them into English, a process that otherwise must be done manually. CAT systems have speeded the production of the final transcript; in fact, a court reporter can connect a computer to his stenotype machine, which can perform the translation during the proceedings and allow him to provide a transcript directly following the proceeding. As a by-product of CAT technology, specialized software has been developed enabling court reporters to provide clients with a floppy disk containing the translation of the shorthand symbols in a computer-readable format. This software allows the client to search, store, index, annotate, and manage transcripts. Documents can be searched easily for relevant portions of testimony, and can be integrated into larger databases containing all of the other information pertaining to a particular proceeding.

     The Company's state-of-the art technologies include:

     o Realtime Transcription. The reporter writes on the stenotype machine and the written translation of what is said instantaneously appears on monitors located in the conference rooms where the deposition is taking place and/or at a remote location.

     o Interactive Realtime Transcription. Specialized software enables the user to mark, annotate, search, cut and paste the text instantly on a computer linked to that of the court reporter.

     o Full-Text Search and Retrieval Programs. These programs allow the computer to be used to search, store, index and manage transcripts and other documents. This enables the user to locate a particular word or portion of text quickly and easily.

     o Compressed Transcripts. This format eliminates excess white space on the page and organizes the text in columns, substantially reducing transcript bulk. The compressed transcripts contain an index listing all of the words in the transcript, as well as where and how often the words appear, simplifying the summarizing of transcripts.

     o Multimedia Technology Systems. This format allows text and video images to be shown concurrently on a single screen. The proceedings are taped on video while the court reporter records the proceedings on a stenotype machine connected to a computer equipped with the appropriate software. The videotape or CD ROM can later be accessed via video cassette recorder or computer, as appropriate.

     While the Company believes that the services it provides through these technologies are high quality, none of these services are unique in the industry or represent any significant investments that would act as a barrier to entry by competitors. Rather, the Company believes that its experience and expertise in the use of such technologies give it a competitive advantage over those court reporting firms that have not successfully integrated these technologies into the services they provide on a regular basis.

Acquisition Strategy

     The Company intends to continue expanding geographically by making initial acquisitions in new geographic markets of one or more court reporting companies that can operate effectively on a decentralized basis resulting in the creation of a new "hub". Subsequent to the establishment of a hub, the Company intends to acquire additional court reporting agencies in that market. The Company believes that these "tuck-in" acquisitions can be absorbed without significant increase in administrative costs.

     The Company's strategy is to become a national court reporting company by acquiring court reporting companies in both its present geographic markets and in other major metropolitan areas in the United States. The Company believes a national court reporting firm will be able to more effectively serve its clients. The highly fragmented nature of the court reporting industry provides substantial acquisition opportunities for the Company. With the advent of sophisticated and rapidly changing technologies, aggressive marketing and professional management, the Company believes that some small firms are unlikely to be able to make the necessary capital investments required to compete effectively against better-capitalized competitors. Through its utilization of the newest technologies and its ability to provide professional management, the Company will benefit from certain economies of scale in its operations and marketing by expanding in its present market places. Additionally, the Company believes that the efficiencies it has achieved in its present locations can be duplicated in other locations which may be acquired in the future. For example, the Company has developed a customized computer system to handle the scheduling of depositions and billing and accounting matters. This software will be used in managing the firms acquired by the Company without any corresponding material increases in operating costs. Additionally, the Company's training program for managers will enable the Company to efficiently streamline the operations of acquired businesses by reducing or eliminating administrative offices and certain staff positions of such acquired businesses.

     Pursuant to an Agreement of Merger dated as of September 30, 1993 (the "Merger Agreement"), by and among the Company, Esquire Communications Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Sub"), and David Feldman & Associates (U.S.A.), Ltd. ("DFA"), on September 30, 1993 DFA was merged into Acquisition Sub. As a result of the merger, DFA became a wholly-owned subsidiary of the Company. DFA serves the metropolitan New York City area. The purchase price paid by the Company pursuant to the Merger Agreement consisted of 549,900 unregistered shares of Common Stock of the Company, $1,500,000 in cash and a promissory note in the principal amount of $600,000. The promissory note is payable in 16 equal quarterly installments, commencing December 30, 1993, together with interest at the rate of 10% per annum.

     On June 22, 1994, the Company acquired all the outstanding stock of Sarnoff Deposition Service, Inc. ("SDS"), a Southern California based court reporting company. The purchase price paid by the Company for SDS consisted of approximately $4,331,000 in cash, a promissory note in the principal amount of $1,500,000 and 750,000 unregistered shares of Common Stock of the Company. The promissory note is payable in 28 equal quarterly installments commencing September 1994, together with interest at the rate of 10% per annum.

     On January 27, 1995, the Company acquired substantially all the assets of Coleman, Haas, Martin & Schwab, Inc. ("CHMS"), a California based court reporting company. The purchase price paid by the Company for CHMS consisted of $400,000 in cash, promissory notes in the aggregate principal amount of $800,000 and 76,923 unregistered shares of Common Stock of the Company. Upon CHMS attaining specified revenues in 1995, the Company paid an additional $150,000 in cash. The principal amount of one of the promissory notes is subject to adjustment based on revenue levels attained by CHMS in 1995 and 1996. As the result, the principal balance increased by approximately $35,000 for the 1995 fiscal year and $143,000 for the 1996 fiscal year. The promissory notes are payable in equal monthly installments over a period of seven years, together with interest at the rate of 9% per annum.

     On July 26, 1996, the Company acquired the assets and liabilities of Kitlas, Dickman & Associates, a court reporting agency based in San Diego, California, which has an immaterial effect on the operating results of the Company.

     On October 28, 1996, the Company acquired the assets and liabilities of M&M Reporting Referral Service, Inc., a Southern California-based court reporting company. The purchase price consisted of $2,600,000 in cash, subordinated promissory notes in the aggregate principal amount of $2,712,700 and 132,258 unregistered shares of Common Stock. The principal amount of one of the notes and the cash portion of the purchase price are subject to revision based on the revenue derived from M&M's business for the twelve month period commencing November 1, 1996. The promissory notes are payable in equal quarterly installments over a period of five years, together with interest at the rate of 9% per annum

     On November 15, 1996, the Company acquired the assets of Sherry Roe & Associates, Inc., a Washington, D.C. based court reporting company. On January 3, 1997, the Company acquired the assets of Nevill & Swinehart and Pelletier & Jones, both Southern-California based court reporting companies. The purchase price in such acquisitions consisted of $2,160,000 in cash, subordinated promissory notes in the aggregate principal amount of $1,265,000 and 171,748 unregistered shares of Common Stock. The principal amount of some of the notes and the cash portion of the purchase price are subject to revision based on the revenue derived from the acquired businesses subsequent to the closing. The promissory notes are payable over a period of six years, together with interest at the rate of 8% or 9% per annum.

Competitive Factors

     Court reporting is an increasingly competitive industry, where firms must adapt to changing technology. The industry is characterized by low barriers to entry, resulting in a large number of small firms competing for available business. Most court reporting firms offer substantially the same type of services which the Company offers. However, larger firms can compete more effectively due to the economies of scale which can be achieved as a result of spreading the high cost of computer and video equipment and marketing efforts over a larger base. Additionally, large court reporting firms can use their sophisticated facilities and equipment for ancillary services requested by their clients. Although no statistics are available, the Company believes that there are only one or two court reporting firms that are truly national in scope; perhaps a dozen other firms are regional in scope. These firms may represent more competition for the Company than smaller, presumably less comprehensive firms. Competition in the court reporting industry is based on factors such as the existence of personal relationships with clients and other reporting agencies, price, service and reputation.

     Various proposals are under consideration by the Federal Advisory Committee on Civil Rules, the Judicial Conference of the U.S. and the U.S. Supreme Court, among others, which may reduce or eliminate the use of court reporters. Such proposals include limitations on the number and length of pretrial depositions, requirements to use alternative dispute resolution methods and the substitution of audio- and/or video-tape recordings for stenographic transcription of proceedings. In addition, on an unofficial basis, certain industries have adopted alternative dispute resolution methods as standard industry practices. These or other trends could have a material adverse impact on the court reporting industry.

     Future technological innovations in the court reporting industry may create new services or products that are competitive with, superior to or render obsolete the services currently provided by the Company and other court reporting companies. There can be no assurance that the Company would not be adversely affected in the event of such technological innovation. In an attempt to keep abreast of the changing technology, the Company has aggressively sought to become a "beta" site for the manufacturers of all types of industry hardware and software; the Company uses and evaluates new products for the manufacturers before the products are available to the general public. This policy has proven to be effective to date and will be aggressively continued. In addition, representatives of the Company attend trade shows and serve on various industry group committees.

Clients and Marketing

     The Company's professional sales team helps create and implement its marketing efforts. Representatives of the Company attend and perform demonstrations at industry trade shows. The Company highlights its technological resources through advertisements in trade magazines and legal periodicals, and engages in direct mail advertising to lawyers. The Company attracts business through telemarketing, cold calling, recommendations and referrals, and participates in competitive bidding.

     The Company also attracts new business through contacts made as a result of its membership in the National Network Reporting Company ("NNRC"), a national network of approximately 53 large, reputable court reporting agencies set up to facilitate the exchange of ideas among agency owners. Membership in NNRC is limited to one court reporting firm in each major metropolitan area in the United States, Canada and the United Kingdom. The Company is the NNRC representative for each of New York City, Long Island, New York, Los Angeles, California and San Diego, California. The Company also has contractual relationships with deposition-setting services that refer work to the Company.

     The Company recently formed Esq.Com CSD, Inc., as a wholly owned subsidiary, to market on a national basis court reporting services to large insurance companies and corporations. Revenues generated from these operations have not been significant.

     The Company's client base is comprised primarily of law firms. Since the Company provides verbatim transcriptions of sworn legal testimony, it is unlikely that customers which are not law firms or others involved in legal proceedings would be interested in the Company's services. Thus, the Company is dependent upon the continued use of legal proceedings and the need for transcription thereof by interested parties.

Human Resources

     The Company currently has 142 full-time employees and approximately 387 free-lance court reporters. The Company's court reporters are primarily independent contractors, each of whom owns his own stenotype machine and many of whom also own personal computers. The Company's ability to utilize the services of independent contractors has significant favorable consequences to the Company. As a result, the Company is able to minimize its fixed operating costs, while avoiding certain capital expenditures. Although the Company does not have the same amount of control over an independent contractor as it does over an employee of the Company, the Company does not believe that this has had a negative impact on its business since the Company has been able to attract highly qualified professionals. The Company provides comprehensive training to its managers and has an internship program for its court reporters.

     The Company's employees and independent contractors are not represented by any union. The Company considers its relations with its employees and free-lance court reporters to be excellent.

Item 2.  Properties

     The Company has leased offices in New York, New York, Santa Ana, California, Los Angeles, California, San Diego, California and Washington, D.C. The aggregate area under the leases approximates 50,000 square feet. The leases generally run for a term of five years and expire at various dates from time to time. In addition, the Company owns an office condominium of approximately 1,100 square feet of office space at 230 Hilton Avenue, Hempsted, New York.

Item 3.  Legal Proceedings

     The Company is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

     Effective May 18, 1993, the Common Stock and Warrants of the Company were listed on the Boston Stock Exchange and Nasdaq Stock Market under the symbols "ESQS" and "ESQSW", respectively. The following table sets forth for the calendar periods indicated the high and low bid prices on the Nasdaq Stock Market for the Common Stock for the period commencing January 1, 1995. The prices set forth below do not include retail mark-ups, mark-downs or commissions and represent prices between dealers and are not necessarily actual transactions.

                                 HIGH                  LOW
           1996
     First Quarter               $3.50                $2.75
     Second Quarter               3.50                 2.75
     Third Quarter                3.25                 2.00
     Fourth Quarter               3.375                2.125

           1995
     First Quarter               $3.50                $2.875
     Second Quarter               3.50                 2.625
     Third Quarter                3.375                2.375
     Fourth Quarter               3.063                2.625


     There were approximately 66 shareholders of record of Common Stock as of March 17, 1997. This number does not include beneficial owners holding shares through nominee or "street" names. The Company believes that it has more than 2,000 beneficial holders of Common Stock.

Dividend Policy

     The Company has never declared or paid cash or other dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. Pursuant to the Series A Preferred Stock and the Credit Agreement, the Company is prohibited from paying cash dividends. The Company presently intends to retain all earnings for use in its business and does not anticipate paying dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The revenues of the Company are primarily derived from services for recording sworn testimony at depositions. The Company's revenues can fluctuate widely from period to period as a result of the absence or presence of significant non-recurring litigation matters. Large complex litigation can result in large amounts of revenues being recognized over a relatively short period. The key variable in the Company's operating expenses are the fees paid to reporters and transcribers engaged by the Company. The different types of services provided by the Company represent varying profit margins, with accelerated delivery transcripts, transcript copies and compressed transcripts yielding the highest margins. In addition, profit margins vary in the different geographic markets in which the Company operates.

     The Company acquired the assets of Kitlas, Dickman & Associates ("KDA") in July 1996, M&M Reporting Referral Services, Inc. ("M&M") in October 1996 and Sherry Roe & Associates, Inc. ("SRA") in November 1996 (collectively referred as "1996 Acquisitions"). In January of 1995 the Company acquired the assets of Coleman Haas Martin & Schwab ("CHMS") and in June of 1994 the Company acquired Sarnoff Deposition Service, Inc. ("SDS") (see Note 2 to Consolidated Financial Statements).

Results of Operations

Comparison of Years ended December 31, 1996 and 1995

     Revenues increased by $3.9 million or 18.8%. Excluding revenues from 1996 Acquisitions, the revenues increased by approximately 11.8% or $2.4 million. The Company believes that the increase in revenues was due to its marketing efforts and partly due to several large multi-party projects undertaken in 1996.

     Operating expenses increased by $2.3 million, from $11.6 million in 1995 to $13.9 million in 1996 in line with the revenue increase. As a percentage of revenues, operating expenses were 56.6% in 1996 and 56.4% in 1995.

     General and administrative expenses increased by $2.3 million to $8.4 million. The increase was in part due to expenses related to 1996 Acquisitions consisting of payroll and occupancy expenses and increased sales compensation, marketing and promotional expenses and administrative support expenses due to increased revenue levels. Expenses incurred by the Company's Corporate Services Division and additional expenses incurred for planned growth also contributed to the increase. Corporate Services Division markets court reporting services on a national basis to large insurance companies and corporations, and the revenues from such efforts were not significant in 1996. The expenses incurred by Corporate Services Division consisted of payroll, advertising and promotional expenses. In addition, general and administrative expenses include approximately $262,000 relating to the sublease loss (see Note 9 to Consolidated Financial Statements). As a percentage of revenue, general and administrative expenses increased from 29.6% to 34.3%. As the increase in general and administrative expenses was greater than the contribution from increased revenues, overall operating income declined.

     Depreciation and amortization increased by $133,000 due to additional amortization charges arising from the 1996 Acquisitions and due to additional depreciation arising from the capital expenditures for the Company's new office space for its New York operations. A significant component of the amortization expense relates to the cost in excess of the net tangible assets of acquired businesses (goodwill) which is being amortized using the straight-line method over 25 years. The Company continually reviews the recoverability of the carrying value of goodwill. In determining whether there is an impairment of goodwill, the Company compares the sum of the expected future cash flows (undiscounted and without interest charges) to the carrying amount of the asset (see Note 1 to Consolidated Financial Statements). Management believes that at December 31, 1996, there has been no impairment in the carrying amount of the assets.

     Interest expense increased by $94,000 due to incurrence of additional debt to finance acquisitions and fund working capital.

     The Company's operations resulted in a net loss of $309,000 before extraordinary item compared to income of $279,000 in 1995. As the increases of above-mentioned expenses negated the additional contribution from increased revenues, operations for the year resulted in a loss compared to a profit in 1995.

Comparison of the Years ended December 31, 1995 and 1994

     Revenues increased by $7.9 million or 61.4% to $20.7 million for the year ended December 31, 1995 primarily as a result of the SDS and CHMS acquisitions. On a proforma basis, as though the acquisitions were made at January 1, 1994, the revenues increased by approximately 6.0% for the year ended December 31, 1995 due to several large multiparty projects undertaken in 1995.

     Operating expenses increased by $4.4 million, from $7.3 million in 1994 to $11.7 million in 1995. As a percentage of revenue, operating expenses declined from 56.8% to 56.4%.

     General and administrative expenses increased by $1.6 million to $6.1 million. The increase was due to SDS's and CHMS's general and administrative expenses consisting of payroll, occupancy, marketing and promotional expenses. As a percentage of revenue general and administrative expenses decreased from 35.1% to 29.6%. The decrease in general and administrative expenses as a percentage of revenues was in part due to the integration of CHMS's operations with SDS's and the integration of DFA's operations during the latter part of 1994.

     Depreciation and amortization increased by $371,000, due to additional depreciation and amortization charges arising from the SDS and CHMS acquisitions. A significant component of the amortization expense relates to the cost in excess of the net tangible assets of the acquired businesses (goodwill) which is being amortized using the straight-line method over 25 years. The Company continually reviews the recoverability of the carrying value of goodwill. In determining whether there is an impairment of goodwill, the Company compares the sum of the expected future cash flows (undiscounted and without interest charges) to the carrying amount of the asset (see Note 1 to Consolidated Financial Statements). Management believes that at December 31, 1995, there has been no impairment in the carrying amount of the asset.

     Interest expense increased by $535,000 due to the incurrence of additional debt to finance acquisitions and fund working capital.

     The Company generated a net income of $279,000 compared to a net loss of $183,000 in 1994 as the additional contributions from increased revenues was greater than the increases of the above mentioned expenses.

Liquidity and Capital Resources

     At December 31, 1996, the Company's working capital was approximately $3.4 million, which was approximately $1.8 million more than at December 31, 1995. The increase was mainly due to the increase in the Company's accounts receivable, net of accounts payable and accruals, and reduction in the current maturities of long-term debt due to refinancing. The increase in the Company's accounts receivable net of accruals was in part due to the 1996 Acquisitions and increased revenue levels.

     In October 1996, the Company raised approximately $6.7 million through a private sale of Convertible Preferred Stock (See Note 5 to Consolidated Financial Statements). The funds were used to finance the 1996 Acquisitions and repay approximately $500,000 of the Company's debt. In addition approximately $1.3 million of the proceeds were used to repurchase 433,500 shares of the Company's common stock at $3.00 per share. The purchase of the shares of Common Stock was from an original investor in the predecessor of the Company and was designed to permit such investor to liquidate its holdings without affecting the trading in the Company's Common Stock. The repurchase caused a decrease of $1.3 million of cash and stockholders' equity.

     In December 1996, the Company entered into a three-year revolving loan agreement ("Loan Agreement") with a financial institution which provides for borrowing up to $20.0 million based on operating cash flows as defined therein. Borrowings under the Loan Agreement bear interest at either prime rate or London Interbank Offered Rate (LIBOR), at the Company's election, plus the applicable margin rate. The applicable margin varies on the basis of operating cash flows and the overall leverage ratio as defined in the Loan Agreement. The effective rate at December 31, 1996 was 9%. The Loan Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial ratios and covenants. The initial borrowings of $8.2 million under the Loan Agreement were used to repay all amounts outstanding under the Company's credit agreement with a bank and approximately $4.5 million of its subordinated debentures. The aggregate borrowings at December 31, 1996 was $8.2 million with additional availability of approximately $6.4 million.

     The Company's strategy is to continue to finance future acquisitions principally and/or with the issuance of the Company's securities and borrowings. The availability of these capital resources is dependent upon prevailing market conditions, interest rates and the financial condition of the Company.

     The capital expenditures for 1997 are expected to range between $575,000 and $625,000. The Company believes that the cash flows from its operations supplemented, if needed, by additional borrowing capacity from the Loan Agreement will be sufficient to support the working capital and capital expenditure requirements through at least the end of 1997.

Item 7.   Financial Statements

     Reference is made to the Financial Statements, the reports thereon and notes thereto, commencing on page F-1 to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company are as follows:

                                                                   Director or
Name                       Age     Position with Company          Officer Since

Malcolm L. Elvey            55     Chairman of the Board,              1993
                                     Chief Executive Officer,
                                     and Director
Cary A. Sarnoff             49     Vice Chairman and Director          1994
David J. Feldman            57     President,                          1993
                                     Chief Operating Officer,
                                     and Director
Debra Neiderfer             39     Vice President                      1993
Paul Strohfus               44     Vice President                      1995
Vasan Thatham               38     Chief Financial Officer
                                      and Secretary                    1994
Sandra Waite                37     Vice President                      1994
Mortimer R. Feinberg(2)     73     Director                            1993
Andrew P. Garvin(1)(2)      50     Director                            1993
Joseph P. Nolan(1)(2)       32     Director                            1996
Bruce V. Rauner             40     Director                            1996

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

     Malcolm L. Elvey has served as Chairman of the Board of Directors and Chief Executive Officer of the Company, Pepper and ERC since their respective incorporations. Mr. Elvey is a Chartered Accountant and has a Master of Business Administration from the University of Cape Town. From 1985 through 1987, Mr. Elvey served as President and Chief Executive Officer of Pritchard Services, Ltd. where he was responsible for the home health care, hospital and building maintenance, security and food services subsidiaries, and served as a director of A.D.T. Ltd. (formerly, the Hawley Group Ltd.), an international service company.

     Cary A. Sarnoff has served as Vice Chairman of the Company since November 1994. Mr. Sarnoff was President of Sarnoff Deposition Service, Inc. for more than five years prior thereto. Mr. Sarnoff formed in 1982 and owns CAT- Links, a litigation support software development company. Mr. Sarnoff has more than 25 years experience in the court reporting industry. He was a founding member of the NNRC and served as a member of the Board of Directors of the California Court Reporters Association.

     David J. Feldman has served as President, Chief Operating Officer and a director of the Company since September 1993. Mr. Feldman was President of David Feldman & Associates (U.S.A.) Ltd. for more than five years prior thereto. Mr. Feldman has more than thirty years experience in the court reporting industry, including serving as a court reporter for the Knapp Commission Hearings and the Nelson Rockefeller Commission on Critical Choices for Americas.

     Debra Neiderfer has served as Vice President of the Company since September 1993. From 1989 to September 1993, Ms. Neiderfer was employed as account executive and then vice president at David Feldman & Associates (U.S.A.) Ltd. From 1980 through 1987, Ms. Neiderfer served as marketing manager for Prentice Hall Law & Business.

     Paul Strohfus has served as Vice President of the Company since November 1995. From 1987 to 1995, Mr. Strohfus was employed by Firemans Fund Insurance Company in various capacities, with his last position having been Assistant Vice-President of Claims.

     Vasan Thatham has served as Chief Financial Officer and Secretary of the Company since 1994. In 1993, Mr. Thatham was controller of the IPC Franchising Corp. and from 1987 through 1992 was controller (and ultimately Chief Financial Officer) of Strings, Ltd., a specialty retail chain. From 1978 to 1987, Mr. Thatham held various positions with Ernst & Whinney in Kuwait and KPMG Peat Marwick in India. Mr. Thatham is a chartered accountant.

     Sandra Waite has served as Vice President of the Company since June 1994. She served as office manager of Sarnoff Deposition Service, Inc. from 1980 through 1989, as general manager from 1990 to 1994 and as vice president since June 1994.

     Mortimer R. Feinberg, Ph.D., has served as a director of the Company since its incorporation. He is the co-founder of BFS Psychological Associates, Inc., a human resources consulting firm, and has served as Chairman of the Board since 1960. Dr. Feinberg is Professor Emeritus, Baruch College, City University of New York and is a frequent contributor to the Wall Street Journal on human resources and other business topics.

     Andrew P. Garvin has served as a director of the Company since its incorporation. Mr. Garvin is the co-founder of FIND/SVP, a consulting, research and information gathering company, and has served as its Chief Executive Officer since 1969.

     Joseph P. Nolan has served as a director of the Company since October 1996. Mr. Nolan is a principal and has been with Golder, Thoma, Cressey, Rauner, Inc., an affiliate of GTCR, since February 1994. From May 1990 to January 1994, Mr. Nolan was Vice President Corporate Finance at Dean Witter Reynolds Inc. Mr. Nolan is also a director of Lason Inc., Principal Hospital, Inc., Ullo International and Excaliber Tubular Corporation.

     Bruce V. Rauner has served as a director of the Company since October 1996. Mr. Rauner is a principal and has been with Golder, Thoma, Cressey, Rauner, Inc., since 1981. Mr. Rauner is also a director of ERO, Inc., COREStaff, Inc., Coinmach Laundry Corporation, Lason Inc., Polymer Group, Inc., Cherrydale Farms, Inc., International Computer Graphics, Principal Hospital, Inc. and U.S. Aggregates.

     On October 23, 1996, Messrs. Andrew Garvin and Mortimer Feinberg agreed to resign as directors at any time upon the request of GTCR. All other directors will hold office until the next annual meeting of stockholders and until the election and qualification of their successors, or until death, resignation or removal. Compensation for directors who are not officers or the Company is $1,250 per meeting. Officers serve at the discretion of the Board of Directors and under the terms of any employment agreement which may exist. See also Item 12.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and holders of more than ten percent are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the year ended December 31, 1996, its executive officers, directors and holders of more than ten percent complied with all applicable Section 16(a) filing requirements.

Item 10.  Executive Compensation

     The following table sets forth certain information regarding compensation paid by the Company or accrued for services rendered in all capacities during the fiscal year ended December 31, 1996, to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                                                  Compensation
                                               Annual                       Awards            Payouts
                                           Compensation
Name and Principal Position         Salary     Bonus   Other Annual   Restricted  Options/LTIP  Payouts   All Other
                                       $         $     Compensation  Stock Awards   SARs        ($)      Compensation
                          Year                             ($)          ($)         (#)                     ($)
                          ----                            -----        -----       -----                   ----
Malcolm L. Elvey
  Chairman &
Chief Executive           1996   $194,595    $115,000                              50,000
  Officer                 1995    166,431
                          1994    185,175
David J. Feldman          1996    188,927     358,665                              50,000
  President               1995    161,335     238,543
                          1994    180,000     188,575                              75,000
Cary A. Sarnoff,          1996    190,436                                          50,000
  Vice Chairman           1995    160,629
                          1994(1) 90,000
Debra Neiderfer           1996    115,967      48,666                               5,000
 Vice President           1995    82,660       18,650
                          1994    80,000        7,448                              25,000
Paul Strohfus             1996    155,764
Vice President            1995(2) 42,577                                           50,000



--------------------

(1)      Represents compensation for the partial year from June 22, 1994.

(2)      Represents compensation for the partial year.

Employment and Related Agreements

     Malcolm L. Elvey is employed under an employment agreement which expires May 1998 and is automatically renewed on a year-by-year basis unless terminated by either party upon at least 60 days notice prior to the renewal date. Mr. Elvey receives an annual salary of $194,595, which is subject to cost of living increases. Mr. Elvey is also entitled to an annual bonus ranging from 3% based on pre-tax earnings of the Company in excess of $750,000 to 15% based on pre-tax earnings of the Company in excess of $2,500,000; provided, however, that the bonus will not exceed 100% of Mr. Elvey's annual salary. In the event the Company consummates any acquisitions, these pre-tax earnings levels are increased by 70% of the net income before taxes of the acquired business, excluding any extraordinary items of gain or loss (which amount is prorated for the portion of any year in which the acquired business operations are consolidated with the Company's). The employment agreement terminates upon the death or permanent disability of Mr. Elvey or for cause. Cause is defined as a material breach of the employment agreement by Mr. Elvey, his gross negligence or willful misconduct in the performance of his duties, dishonesty to the Company, conviction of a felony or excessive absenteeism unrelated to a disability. In addition, Mr. Elvey has agreed not to compete with the Company for a period of two years following the termination of his employment with the Company. The Company maintains and is the beneficiary of key-man life insurance in the amount of $1,000,000 on the life of Mr. Elvey.

     In connection with the acquisition of SDS, on June 22, 1994, the Company entered into an employment agreement with Cary A. Sarnoff pursuant to which Mr. Sarnoff is employed as Vice Chairman of the Company. The agreement expires four years from the date thereof and is automatically renewed on a year-by-year basis unless terminated by either party upon at least 60 days prior notice. Mr. Sarnoff receives an annual salary at the rate of $186,455, which is subject to cost of living increases. Mr. Sarnoff's employment agreement contains termination provisions which are substantially the same as those of Mr. Elvey's employment agreement. Mr. Sarnoff has agreed not to compete with the Company for a period of two years following the termination of his employment with the Company.

     In connection with the acquisition of DFA, on September 30, 1993 the Company entered into an employment agreement with David Feldman pursuant to which Mr. Feldman is employed as President and Chief Operating Officer of the Company. The agreement expires four years from the date thereof and is automatically renewed on a year-by-year basis unless terminated by either party upon at least 60 days notice prior to the renewal date. Mr. Feldman receives an annual salary at the rate of $188,927, which is subject to cost of living increases. Mr. Feldman is also entitled to an annual bonus of 4.25% of total annual revenues of the Company in excess of $4,200,000 and 5% of total annual revenues of the Company in excess of $9,000,000. During the first two years, Mr. Feldman is entitled to a minimum bonus of $175,000 per year and during the third and fourth years is entitled to a minimum bonus of $225,000 per year. The revenue hurdle levels will be increased in the event the Company consummates any acquisitions. Mr. Feldman's employment agreement contains termination provisions which are substantially the same as those of Messrs. Elvey's and Sarnoff's employment agreements and, in addition, Mr. Feldman may terminate the employment agreement for a material reduction in his responsibilities or authority, failure of the Company to pay Mr. Feldman compensation or amounts due him under a certain promissory note, relocation of his office or a termination not permitted under the employment agreement. Upon the termination of Mr. Feldman's employment (except if such termination results from his death, disability or for cause), the Company will continue to pay Mr. Feldman his annual salary for the balance of the term of the agreement and for a period of six months thereafter. Mr. Feldman has agreed not to compete with the Company for a period of one year following the termination of his employment with the Company.

Stock Option Plan

     In February, 1993, the Board of Directors of the Company adopted the 1993 Stock Option Plan (the "Plan"), which was approved by all stockholders of the Company. The Plan was amended to increase the number of options which may be granted thereunder to 1,400,000 shares of Common Stock, subject to stockholder approval. Incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options may be granted under the Plan.

     The Plan is administered by the compensation committee of the Board of Directors, which may grant options to key employees, directors, consultants and independent contractors to the Company. The term of each option may not exceed ten years from the date of grant. The exercise price of an option may not be less than 100% of the fair market value of a share of Common Stock. The options vest over a three-year period, commencing one year following their issuance.

     The table below sets forth information regarding the grant of stock options made to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 1996.

                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                   (Individual Grants)

==================================================================================================================================
                                   Percent of
                                                     Number of               Total
                                                    Securities            Options/SARs
                                                    Underlying             Granted to          Exercise or
                    Name                           Options/SARs           Employees in         Base Price         Expiration
                                                    Granted (#)           Fiscal Year            ($/Sh)              Date
----------------------------------------------------------------------------------------------------------------------------------
Malcom L. Elvey                                       50,000                 29.41%               $3.00             12/2006
----------------------------------------------------------------------------------------------------------------------------------
David Feldman                                         50,000                 29.41%                3.00             12/2006
----------------------------------------------------------------------------------------------------------------------------------
Cary Sarnoff                                          50,000                 29.41%                3.00             12/2006
----------------------------------------------------------------------------------------------------------------------------------
Debra Neiderfer                                        5,000                  2.94%               2.875             2/2006
----------------------------------------------------------------------------------------------------------------------------------
Paul Strohfus                                            0                     -                    -                  -
==================================================================================================================================

     The table below sets forth information for the executive officers named in the Summary Compensation Table concerning option exercises during 1996 and outstanding options at December 31, 1996.

------------------------------------------------------------------------------------------------------------------------------------
                           AGGREGATED OPTION/SAR EXERCISES IN 1996 AND DECEMBER 31, 1996 OPTION/SAR VALUES


------------------------------------------------------------------------------------------------------------------------------------
                                                                        Number of Securities               Value of Unexercised
                                                                       Underlying Unexercised                  in-the-Money
                      Shares                                               Options/SARs at                     Options/SARs
                     Acquired                                             December 31, 1996                         at
Name                On Exercise(a)       Value Realized(a)        Exercisable      Unexercisable             December 31, 1996
                                                                                                       Exercisable  Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Malcolm L.                  0                      -                 125,000            50,000              0               0
Elvey
------------------------------------------------------------------------------------------------------------------------------------
David Feldman               0                      -                  37,500            87,500              0               0
------------------------------------------------------------------------------------------------------------------------------------
Cary Sarnoff                0                      -                    0               50,000              0               0
------------------------------------------------------------------------------------------------------------------------------------
Debra Neiderfer             0                      -                  41,667            13,333              0               0
------------------------------------------------------------------------------------------------------------------------------------
Paul Strohfus               0                      -                  16,667            33,333              0               0
------------------------------------------------------------------------------------------------------------------------------------

------------------

(a) There were no exercises of options by the Company's executives during 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to beneficial ownership of Common Stock at February 1, 1997 by (i) each person known by the Company to beneficially own more than five percent of outstanding Common Stock, (ii) each Director of the Company, (iii) each of the most highly compensated executive officers of the Company, and (iv) all Directors and executive officers of the Company as a group. Except as noted below, each person or entity has sole voting and investment power with respect to all shares listed as owned by such person or entity.

Name and Address                             Number        Percent of Class

Malcolm L. Elvey(1)
216 East 45th Street
New York, NY 10017                            691,000            16.80%

The Sarnoff Trust(2)
2100 Broadway
Santa Ana, CA 92706                           750,000            18.80%

David J. Feldman(3)
216 East 45th Street
New York, NY 10017                            553,400            13.70%

Allied Investment Corporation(4)
Allied Investment Corporation II
Allied Capital Corporation II
1666 K Street
Washington, DC 20006                          625,000            13.50%

CMNY Capital, L.P.(5)
135 E. 57th Street
New York, NY 10022                            472,500            11.80%

Mortimer R. Feinberg                           ---                 ---

Andrew P. Garvin                                  400(7)              *

Golder, Thoma, Cressey, Rauner
  Fund IV, L.P.(6)                          2,437,475            37.90%

Debra Neiderfer(8)                             63,667                 *

Joseph P. Nolan(6)                                                 ---

Bruce V. Rauner(6)                                                 ---

Cary A. Sarnoff(9)                            758,500            18.90%

Paul M. Strohfus(10)                           19,167                 *

All directors and executive officers
  as a group (12 persons)(11)               2,161,967            50.20%

------------------

*        Less than 1%.

(1) Includes options to purchase 125,000 shares of the Company's Common Stock granted to Mr. Elvey under the Plan.

(2) The Sarnoff Trust is a revocable trust of which Cary A. Sarnoff and his wife, Michelle A. Sarnoff, are settlors, trustees and beneficiaries. These shares are pledged to secure indemnification obligations contained in the agreement by which the Company acquired all the stock of SDS.

(3) Includes options to purchase 37,500 shares of the Company's Common Stock granted to Mr. Feldman under the Plan.

(4) These entities in the aggregate own warrants to purchase an aggregate of 625,000 shares of Common Stock at an exercise price of $2.90 per share, subject to adjustment.

(5) Robert Davidoff and Edwin Marks are the general partners of CMNY Capital, L.P. and may be deemed to control it.

(6) Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR") is the direct owner of 7,313 shares of Series A Convertible Preferred Stock which is convertible into 2,437,475 shares of Common Stock. GTCR IV, L.P., a limited partnership, is the general partner of GTCR and Golder, Thoma, Cressey, Rauner, Inc. ("GTCR Inc.") is the general partner of GTCR IV, L.P. As such they may be deemed to be the indirect beneficial owners of such securities. Messrs. Nolan and Rauner are principals of GTCR Inc.

(7)  Includes warrants to purchase 200 shares of Common Stock.

(8) Includes options to purchase 41,667 shares of the Company's Common Stock granted to Ms. Neiderfer under the Plan.

(9) Includes shares owned by The Sarnoff Trust and warrants to purchase 7,600 shares of Common Stock owned by Mr. Sarnoff. See Note (2).

(10) Includes options to purchase 16,667 shares of the Company's Common Stock granted to Mr. Strohfus under the Plan.

(11) Includes warrants to purchase 7,800 shares of Common Stock and options to purchase 299,167 shares of Common Stock granted under the Plan.

Item 12.   Certain Relationships and Related Transactions

     The Company leases its Santa Ana, California office from an affiliate of Cary A. Sarnoff. The lease expires in June 1999 and grants to the Company an option to renew for five years. The Company believes the terms of the lease are comparable to market terms.

     For as long as The Sarnoff Trust owns 20% or more of the Common Stock issued in connection with the acquisition of SDS, the Company has agreed to nominate, recommend and use its best efforts to have Mr. Sarnoff elected as a director of the Company. As long as Messrs. Elvey, Feldman and Sarnoff continue as directors of the Company, the Company has agreed that they shall be the sole members of the Executive Committee and that all decisions to be made by the Executive Committee shall require unanimous approval.

     On October 23, 1996, the Company entered into a Purchase Agreement (the "Purchase Agreement") pursuant to which the Company sold to Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR") and Antares Leveraged Capital Corp. (collectively with GTCR, the "Investors") 7,312.50 and 187.50 shares of Series A Preferred Stock, respectively, for an aggregate purchase price of $7,500,000. In addition, the Investors have the right from time to time within 21 months to acquire up to an additional 7,500 shares of Series A Preferred Stock at a price of $1,000 per share.

     The Series A Preferred Stock is convertible into Common Stock of the Company at a conversion price of $3.00 per share (subject to anti-dilution adjustments) and bears cumulative annual dividends at the rate of 6% ($60.00) per annum. The holders of Series A Preferred Stock have a liquidation preference of $1,000 per share, plus accrued dividends. Holders of Series A Preferred Stock have the right to vote together with the holders of Common Stock and are entitled to one vote for each whole share of Common Stock into which the Series A Preferred Stock is convertible (presently 333 1/3 votes per share). GTCR was granted various rights to ask for registration under the Securities Act of 1933 of any shares of Common Stock acquired by it upon conversion of the Series A Preferred Stock. Without the consent of the holders of a majority of the Series A Preferred Stock, the Company may not take various actions, including paying dividends on capital stock if there are any accrued but unpaid dividends on the Series A Preferred Stock, issuing any equity securities which are senior to or on a parity with the Series A Preferred Stock, merging with another entity, selling or otherwise disposing of all or substantially all its assets, or acquiring other entities. In addition, the Company may not issue in a private offering any equity securities without first offering the holders of Series A Preferred Stock the right to acquire their pro rata share. In connection with the Purchase Agreement, the Investors and Malcolm L. Elvey, Chairman of the Board and Chief Executive Officer of the Company, Cary A. Sarnoff, Vice Chairman of the Company, David J. Feldman, President of the Company, CMNY Capital L.P. and Allied Investment Corporation, Allied Investment Corporation II and Allied Capital Corporation II (collectively, "Allied") entered into a Stockholder's Agreement dated October 23, 1996 (the "Stockholder's Agreement") pursuant to which (a) the parties agreed to vote their shares to elect as directors three representatives designated by Messrs. Elvey, Sarnoff and Feldman (the "Management Stockholders"), two representatives designated by GTCR and two representatives jointly designated by GTCR and the Management Stockholders; provided, however, that is they are unable to agree on such joint designees within 90 days, then GTCR may elect the joint designees; (b) the Management Stockholders granted to the other stockholders rights of first refusal to acquire their shares if they desire to sell the same, subject to exceptions for public sales and for transfers to family members; and (c) if the Company's Board of Directors approves a sale of the Company's assets or capital stock (whether by merger or otherwise), each stockholder other than Allied and CMNY Capital L.P. agreed to consent to such transaction. The Stockholder's Agreement dated June 22, 1994 among the Company and the Management Stockholders was terminated. In addition, GKN Securities Corp. and Allied terminated their rights to designate directors of the Company.

     Messrs. Andrew Garvin and Mortimer Feinberg, directors of the Company, agreed to resign as directors at any time upon the request of GTCR.

     SDS was a party to an agreement with Edward Sarnoff, the father of Cary Sarnoff, pursuant to which SDS agreed to pay to Edward Sarnoff, in the event of the sale of SDS, the amount of $1,000,000 payable in equal monthly installments over a period of five years. In connection with the Company's acquisition of SDS, the Company assumed the obligations of SDS under this agreement. The agreement, as amended, requires payment by the Company of $9,000 per month through June 2002.

                                     PART IV

Item 13. Exhibits and Financial Statement Schedules and Reports on Form 8-K


     (a)(1). Financial Statements. The following consolidated financial statements of Esquire Communications Ltd. and Subsidiaries, required by Part II, Item 7, are included in Part IV of this report:

          Independent Auditors' Reports

          Consolidated Balance Sheets at December 31, 1996 and December 31,
          1995.

          Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

          Notes to the Consolidated Financial Statements


Exhibits

          (a)(3). Exhibits:

Exhibit No.

     3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K reporting on an event which occurred October 28, 1996 ("October 1996 8-K").

     3.2 By-Laws of the Company. Incorporated by reference to Exhibit 3.2 to October 1996 8-K.

     10.1 Employment Agreement dated as of March 1, 1993, between the Company and Malcolm L. Elvey. Incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 (File No. 33-58814 ("SB")).

     10.2 Agreement of Merger dated as of September 30, 1993 by and among the Company, Esquire Communications Acquisition Corp. and David Feldman & Associates (U.S.A.), Ltd. Incorporated by reference to Exhibit 1 to Current Report on Form 8-K reporting on an event which occurred on September 10, 1993 ("1993 8-K").

     10.3 Employment Agreement dated as of September 30, 1993 by and between the Company and David Feldman. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     10.4 Registration Rights Agreement dated as of September 30, 1993 by and between the Company and David Feldman. Incorporated by reference to
          Exhibit 3 to 1993 8-K.

     10.5 Stock Purchase Agreement dated June 22, 1994 by and between the Company and Sarnoff Deposition Service, Inc. Incorporated by reference to Exhibit 1 to Current Report on Form 8-K reporting on an event which occurred on June 22, 1994 ("1994 8-K").

     10.6 Employment Agreement dated June 22, 1994 by and between the Company and Cary A. Sarnoff. Incorporated by reference to Exhibit 4 to 1994 8-K.

     10.7 Registration Rights Agreement dated June 22, 1994 by and between the Company and The Sarnoff Trust. Incorporated by reference to Exhibit 2 to 1994 8-K.

     10.8 Investment Agreement dated June 22, 1994 by and among the Company, Allied Investment Corporation, Allied Investment Corporation II and Allied Capital Corporation II. Incorporated by reference to Exhibit 12 to 1994 8-K.

     10.9 Confidentiality and Non-Competition Agreement dated as of June 22, 1994 by and between Edward L. Sarnoff and Sarnoff Deposition Service, Inc. Incorporated by reference to Exhibit 6 to 1994 8-K.

     10.10 Asset Purchase Agreement dated January 27, 1995 by and between the Company and Coleman, Haas, Martin & Schwab, Inc. Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

     10.11 Registration Rights Agreement dated January 27, 1995 by and between the Company and Coleman, Haas, Martin & Schwab, Inc. Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

     10.12 Asset Purchase Agreement dated May 22, 1996, as amended, among the Company, M&M Reporting Referral Service, Inc. and the stockholders of M&M Reporting Referral Service, Inc. Incorporated by reference to
          Exhibit 10.1 to October 1996 8-K.

     10.13 Registration Rights Agreement dated as of October 28, 1996 between the Company and M&M Reporting Referral Service, Inc. Incorporated by reference to Exhibit 10.3 to October 1996 8-K.

     10.14 Purchase Agreement dated October 23, 1996 by and between the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR") and Antares Leveraged Capital Corp. (collectively with GTCR, the "Investors"). Incorporated by reference to Exhibit 10.4 to October 1996 8-K.

     10.15 Stockholders Agreement dated October 23, 1996 by and between the Investors, Malcolm L. Elvey, Cary A. Sarnoff, David J. Feldman, CMNY Capital L.P. and Allied Investment Corporation, Allied Investment Corporation II and Allied Capital Corporation II. Incorporated by reference to Exhibit 10.5 to October 1996 8- K.

     10.16 Registration Agreement dated October 23, 1996 among the Company and the Investors. Incorporated by reference to Exhibit 10.6 to October 1996 8-K.

     10.17 Agreement dated October 23, 1996 among the Company, GTCR, David J. Feldman, The Sarnoff Trust, Allied Investment Corporation I, Allied Investment Corporation II and Allied Capital Corporation II relating to registration rights. Incorporated by reference to Exhibit 10.7 to October 1996 8-K.

     10.18 Credit Agreement dated as of December 24, 1996 by and among Esquire Communications Ltd., as Borrower, Antares Leveraged Capital Corp., as Agent and the Other Financial Institutions Party Hereto, as Lenders.

     21   Subsidiaries of the Registrant.

     (b)  Reports on Form 8-K.

          Current report on Form 8-K filed reporting under items 6 and 7 on an event which occurred October 28, 1996.

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1996 and 1995


                  (With Independent Auditors' Reports Thereon)

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements



                                Table of Contents



                                                                     Page

Independent Auditors' Reports                                        F-1

Consolidated Financial Statements:

    Balance Sheets - December 31, 1996 and 1995                       F-3

    Statements of Operations - Years ended
       December 31, 1996, 1995 and 1994                               F-4

    Statements of Stockholders' Equity - Years
       ended December 31, 1996, 1995 and 1994                         F-5

    Statements of Cash Flows - Years ended
       December 31, 1996, 1995 and 1994                               F-6

Notes to Consolidated Financial Statements                            F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Esquire Communications Ltd.:


We have audited the accompanying consolidated balance sheet of Esquire Communications Ltd. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated financial statements of Esquire Communications Ltd. and subsidiaries as of December 31, 1995 and for the years ended December 31, 1995 and 1994 were audited by other auditors whose report, dated January 27, 1996, on those statements expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esquire Communications Ltd. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP

February 12, 1997
Short Hills, New Jersey

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Esquire Communications Ltd.

     We have audited the accompanying consolidated balance sheets of Esquire Communications Ltd. as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esquire Communications Ltd. as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                             Freed Maxi Sachs & Murphy P.C.

Buffalo, New York
January 27, 1996

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995

                        (In Thousands, Except Share Data)


                ASSETS                                1996         1995
                                                      ----         ----

Current assets:
    Cash                                            $   165           95
    Accounts receivable, less allowance for
       doubtful accounts of
       $380 in 1996 and $245 in 1995                  6,764        4,263
    Prepaid expenses                                    792          247
    Deferred tax asset                                  102           -
                                                  ---------     --------
                  Total current assets                7,823        4,605

Property and equipment, net                           1,946        1,026
Cost in excess of fair value of net
    identifiable assets of acquired
    businesses, less accumulated
    amortization of $1,516 in 1996
    and $962 in 1995                                 19,681       12,752
Deferred tax asset                                       38           21
Other assets, net                                       847          670
                                                  ---------    ---------

                                               $     30,335       19,074
                                                  =========       ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    1,708          577
    Accrued expenses                                    1,306          413
    Income taxes payable                                   -           361
    Deferred tax liability                                 -            49
    Current portion of long-term debt,
       including related parties                        1,394        1,605
                                                    ---------     ---------

                  Total current liabilities             4,408        3,005

Long-term debt, including related parties              12,891        8,634
Other liabilities                                         267           35
Stockholders' equity:
    Preferred stock, $.01 par value,
       1,000,000 shares authorized in series:
       Series A convertible preferred stock,
       authorized 15,000 shares, 7,500
       shares issued and outstanding in 1996
       (none in 1995)
       aggregate liquidation preference
       $7,500,000                                         -            -
    Common stock, $.01 par value, 10,000,000
       shares authorized,
       4,330,829 and 4,126,823 shares issued
       in 1996 and 1995,
       respectively, 3,897,329 and 4,126,823
       shares outstanding
       in 1996 and 1995, respectively                      43           41
    Additional paid-in capital                         14,911        7,703
    Treasury stock, at cost - 433,500
     shares in 1996 (none in 1995)                     (1,300)         -
    Accumulated deficit                                  (885)        (344)
                                                     ----------   ---------

                  Total stockholders' equity           12,769        7,400

Commitments and contingencies
                                                    ---------       ------

                                                 $     30,335       19,074
                                                    =========       ======

See accompanying notes to consolidated financial statements.

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                  (Dollars in Thousands, Except Per Share Data)




                                               1996         1995       1994
                                               ----         ----       ----

Revenues                                $     24,583       20,692     12,818
                                            ---------      ------    ---------

Costs and expenses:
    Operating expenses                        13,925       11,660      7,277
    General and administrative expenses        8,443        6,120      4,496
    Depreciation and amortization              1,158        1,025        654
                                            ---------     ---------   ---------

                                              23,526       18,805     12,427
                                            ---------     ---------   ---------

        Income from operations                 1,057        1,887        391
                                            ---------     ---------   ---------

Other income (expense):
    Interest expense                          (1,163)      (1,069)      (534)
    Interest income                                6            9          9
    Other                                          3            1         10
                                            ---------     ---------   ---------

                                              (1,154)      (1,059)      (515)
                                            ---------     ---------   ---------

   (Loss) income before provision for
      income taxes and extraordinary
      item                                       (97)         828       (124)

Provision for income taxes                       212          549         59
                                            ---------     ---------   ---------
   (Loss) income before extraordinary
      item                                      (309)         279       (183)

Extraordinary item - loss on early
    extinguishment of
    debt, net of tax benefit of $104            (157)          -           -
                                            ---------     ---------   --------
        Net (loss) income                       (466)         279       (183)

Dividends on preferred stock                     (75)          -           -
                                            ---------     ---------   --------

   Net (loss) income applicable to
      common stockholders                  $    (541)         279       (183)
                                            =========     =========   =========

(Loss) earnings per common share:
    (Loss) income before extraordinary
           item                              $  (.09)         .07       (.05)
    Extraordinary item                          (.04)          -           -
                                                ----          ---        ----

        Net (loss) income                    $  (.13)         .07       (.05)
                                                ====          ====       ====

Weighted average common shares
   outstanding                             4,104,680    4,125,348  3,694,420
                                           =========    =========  ==========


See accompanying notes to consolidated financial statements.

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994

                             (Dollars in Thousands)




                                            Series                                Addi-
                                               A                                 tional                                  Total
                                             pre-                                 paid-         Accu-                    stock-
                                            ferred             Common stock        in          mulated      Treasury    holders'
                                             stock         Shares      Amount    capital       deficit        stock     equity
                                             -----         ------      ------    -------       -------        -----     ------


Balance, December 31, 1993               $    -          3,299,900     $   33      5,242         (440)         -         4,835

Issuance of common stock and
    stock purchase warrants in
    connection with financing and
    acquisition of subsidiary                 -            750,000          7      2,249           -            -        2,256
Net loss                                      -               -             -          -         (183)          -         (183)
                                          -----------    ------------      ---   --------       -------       ----      -------
Balance, December 31, 1994                    -          4,049,900          40     7,491         (623)          -        6,908

Issuance of common stock in
    connection with acquisition of
    business                                  -             76,923           1       212           -            -          213
Net income                                    -               -              -         -          279           -          279
                                          -----------    ------------      ----    -----        -----          ----     ------
Balance, December 31, 1995                    -          4,126,823          41     7,703         (344)          -        7,400

Issuance of common stock in
    connection with acquisition
    of businesses                             -            204,006           2       508           -            -          510
Purchase of treasury stock                    -           (433,500)          -        -            -        (1,300)     (1,300)
Dividends on preferred stock                  -               -              -        -           (75)          -          (75)
Issuance of 7,500 shares of Series
    A convertible preferred stock,
    net of issuance costs of $800             -               -              -     6,700           -            -        6,700
Net loss                                      -               -              -        -          (466)          -         (466)
                                          -----------    ------------      ----    -----       -------      ------       ------

Balance, December 31, 1996               $    -            3,897,329      $ 43    14,911         (885)      (1,300)     12,769
                                          ===========    ============      ====   ======     ==========    =========  =========



See accompanying notes to consolidated financial statements.

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                             (Dollars in Thousands)



                                                                                             1996       1995         1994
                                                                                             ----       ----         ----

Cash flows from operating activities:
    Net (loss) income                                                                   $      (466)       279        (183)
    Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                       1,158      1,025         655
          Deferred income taxes                                                                (168)        23        (141)
          Extraordinary item                                                                    157         -           -
          (Increase) decrease in assets:
              Accounts receivable                                                            (1,284)      (501)       (178)
              Prepaid expenses                                                                 (427)         7         (13)
          Increase (decrease) in liabilities:
              Accounts payable and accrued expenses                                             873       (156)       (145)
              Deferred rent obligation and other long-term
                 liabilities                                                                     37         (6)         (2)
                                                                                           --------    -------    --------

                    Net cash (used in) provided by
                        operating activities                                                   (120)       671    (7)
                                                                                           --------    -------    --

Cash flows from investing activities:
    Acquisitions of businesses                                                               (3,958)      (642)     (4,331)
    Certificate of deposit redemption                                                            -          -          110
    Increase in other assets                                                                   (314)      (104)        (50)
    Purchases of property and equipment                                                        (952)      (161)       (159)
                                                                                           --------    -------    --------

                    Net cash used in investing activities                                    (5,224)      (907)     (4,430)
                                                                                           --------    -------    --------

Cash flows from financing activities:
    Proceeds from long-term debt                                                              8,218         -        4,994
    Principal payments on long-term debt                                                     (6,317)      (783)       (633)
    Repayment under bank line of credit, net                                                 (1,600)     1,100         160
    Deferred financing costs                                                                   (287)        -         (365)
    Proceeds from issuance of common stock warrants                                              -          -            6
    Purchase of treasury stock                                                               (1,300)        -           -
    Proceeds from issuance of Series A preferred stock,
       net                                                                                    6,700         -           -
                                                                                           --------    -------    -------

                    Net cash provided by financing
                        activities                                                            5,414        317    4,162
                                                                                           --------    -------    -----

                    Net increase (decrease) in cash                                              70         81        (275)

Cash - beginning of year                                                                         95         14         289
                                                                                           --------    -------    --------

Cash - end of year                                                                         $    165         95          14
                                                                                             =======    ======      ======

See accompanying notes to consolidated financial statements.

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

                    (Dollars in Thousands, Except Share Data)



(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION AND DESCRIPTION OF BUSINESS

          The accompanying consolidated financial statements include the financial statements of Esquire Communications Ltd. and its subsidiaries, all of which are wholly owned (collectively, the Company). All significant intercompany accounts and transactions have been eliminated.

          The Company is a court reporting firm providing printed and computerized transcripts, and video recordings of testimony from depositions to the legal profession, primarily in the New York City Metropolitan, Washington, D.C. and Southern California areas.

          ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          REVENUE RECOGNITION

          Revenues and the related direct costs of court reporters and transcribers are recognized when services rendered are billable, which generally occurs at the time the final documents are transcribed and completed.

          PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Depreciation is computed using both accelerated and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or lease terms. Maintenance and repairs are charged to expenses as incurred while improvements are capitalized.

          GOODWILL AND OTHER INTANGIBLE ASSETS

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                    (Dollars in Thousands, Except Share Data)


          The cost in excess of the fair values of net identifiable tangible and intangible assets of acquired businesses (goodwill) is amortized using the straight-line method over 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                    (Dollars in Thousands, Except Share Data)


          Other intangible assets consisting of customer lists, covenants not to compete, and deferred financing costs, are amortized using the straight-line method over the assets' respective estimated lives or terms, typically no more than ten years.

          Amortization expense for fiscal years 1996, 1995 and 1994 related to intangible assets was $824, $699 and $476, respectively.

          INCOME TAXES

          The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          EARNINGS (LOSS) PER COMMON SHARE

          Earnings (loss) per common share are computed on the basis of weighted average number of common shares outstanding. No effect has been given to outstanding warrants and options or convertible preferred stock since their assumed exercise would be antidilutive or not have a material effect on dilution.

          RECENT ACCOUNTING PRONOUNCEMENTS

          Accounting For Stock-Based Compensation

          Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
          (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See note 6.

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                    (Dollars in Thousands, Except Share Data)


          Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

          The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value of cash, accounts receivable, the current maturities of long-term debt, and accounts payable approximate their fair value because of the short-term maturity of these instruments. The carrying value of debt approximates its fair value as such amounts bear rates of interest which approximate the Company's current borrowing rate for instruments with similar terms.


 (2)     BUSINESS COMBINATIONS

          Effective June 22, 1994, the Company acquired 100% of the outstanding stock of Sarnoff Deposition Service, Inc. (SDS), a Southern California-based court reporting company. The purchase price, inclusive of associated costs, consisted of approximately $4,331 in cash, a $1,500 promissory note payable over seven years with interest at 10%, and 750,000 unregistered shares of the Company's common stock valued at $2,250. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations of SDS from the date of acquisition. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed at the date of acquisition amounted to approximately $8,031.

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                    (Dollars in Thousands, Except Share Data)


          Effective January 27, 1995, the Company acquired the assets and liabilities of Coleman, Haas, Martin & Schwab (CHMS), Inc., a California-based court reporting company, and entered into consulting and noncompetition agreements for the total consideration of $1,413 consisting of cash in the amount of $400, promissory notes in the aggregate of $800 with interest at 9% payable monthly over seven years, and 76,923 unregistered shares of the Company's common stock valued at $213. In addition, the purchase agreement provided for an additional $150 payment based upon the attainment of certain revenues in 1995. The principal amount payable under one of the promissory notes is subject to adjustment based upon revenue levels attained in 1995 and 1996. As a result, the principal balance increased by approximately $143 in 1996 and $35 in 1995. The acquisition, accounted for under the purchase method of accounting, has resulted in the inclusion of the results of operations of CHMS from the date of acquisition. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed amounted to approximately $1,900.

          On July 26, 1996, the Company acquired the assets and liabilities of Kitlas, Dickman & Associates (KDA), a court reporting agency based in San Diego, California. The acquisition, accounted for under the purchase method of accounting, has resulted in the inclusion of the results of operations of KDA from the date of acquisition which has had an immaterial effect on the operating results of the Company. The total purchase price, inclusive of associated costs, consisted of $305 in cash, $315 estimated earn out and assumption of net liabilities of $221. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed, including the estimated earn out, approximated $841.

          On October 28, 1996, the Company acquired the assets and liabilities of M&M Reporting Referral Services, Inc. (M&M), a Southern California-based court reporting company. The purchase price, inclusive of associated costs, consisted of approximately $2,991 of cash, subordinated promissory notes in the aggregate amount of $2,713, and 132,258 unregistered shares of the Company's common stock valued at $309. The principal amount of one of the notes and cash portion of the purchase price are subject to revision based on the revenue derived from M&M's business for 12 months commencing November 1, 1996. The Company will account for any such revisions as an adjustment to goodwill, when such contingencies are resolved. The subordinated promissory notes are payable in equal quarterly installments over a period of five years, together with interest at the rate of 9% per annum. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $5,418.

          On November 15, 1996, the Company acquired the assets and liabilities of Sherry Roe & Associates, Inc. (SRA), a Washington, D.C.-based court reporting company. The purchase price, inclusive of associated costs, consisted of approximately $656 of cash, subordinated promissory notes in the aggregate amount of $530, and 71,748 unregistered shares of the Company's common stock valued at $200. The principal amount of one of the notes and cash portion of the purchase price are subject to revision based on the revenue derived from SRA's business for 24 months commencing December 1, 1996. The Company will account for any such revisions, as an adjustment to goodwill, when such contingencies are resolved.

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                    (Dollars in Thousands, Except Share Data)


          The subordinated promissory notes are payable in equal quarterly installments over a period of six years, together with interest at the rate of 8% per annum. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $1,155.

          The following unaudited pro forma information assumes the M&M and SRA acquisitions, the private placement of Series A convertible preferred stock, the Company's repurchase of its common stock and the revolving loan credit agreement and related repayment of certain existing debt occurred on January 1, 1995. These results are not necessarily indicative of future operations nor of results that would have occurred had the acquisitions and other transactions been consummated as of the beginning of the periods presented.

                                                     1996           1995
                                                     ----           ----

   Revenues                                     $     30,275        27,683
   Net (loss) income applicable to
      common stockholders                               (211)           97
                                                    =========    =========

   (Loss) earning per common share                   $  (.05)          .03
                                                        ====         ====

          On January 3, 1997, the Company acquired the assets and liabilities of Nevill & Swinehart and Pelletier & Jones, both Southern California-based court reporting companies, and entered into consulting and noncompetition agreements for an aggregate consideration of $2,560 consisting of cash in the amount of $1,550, subordinated promissory notes and installment payments in the aggregate amount of $735 payable in equal quarterly installments over a period of six years and 100,000 unregistered shares of the Company's common stock valued at $275. The business combinations are to be accounted for under the purchase method, the excess of cost over the fair value of assets acquired and liabilities assumed is expected to be approximately $1,950, and other intangible assets of approximately $425 are expected to be recognized. The Company borrowed approximately $1,500 under its revolving credit agreement to finance the acquisition.


 (3)     PROPERTY AND EQUIPMENT

          Property and equipment consists of the following as of December 31, 1996 and 1995:

                                                                    Depreciable
                                            1996       1995            lives
                                            ----       ----            -----

  Office condominium                    $      203        203           31 years
  Equipment                                  2,365      1,590       5 to 7 years
  Leasehold improvements                       820        283      5 to 10 years
                                           -------    -------      =============
                                             3,388      2,076

  Less accumulated depreciation              1,442      1,050
                                           -------    -------

                                        $    1,946      1,026
----------------                            =======    =======

          Depreciation expense amounted to $392, $327, $178 for the years ended December 31, 1996, 1995 and 1994, respectively.

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                    (Dollars in Thousands, Except Share Data)

        (4)       LONG-TERM DEBT

          Long-term debt consists of the following as of December 31, 1996 and 1995:

                                                        1996         1995
                                                        ----         ----

    Revolving loan agreement (A)                  $      8,218            -
    Subordinated debentures (D)                             -          5,440
    Promissory notes (B)                                 5,181         2,367
    Revolving credit note (E)                               -          1,600
    Contract obligation (C)                                496           609
    Other notes and obligations (F)                        390           223
                                                      --------     ---------
                                                        14,285        10,239

    Less current portions                                1,394         1,605
                                                      --------     ---------

                                                  $     12,891         8,634
----------------                                      ========     =========

     (A) In December 1996, the Company entered into a three-year revolving loan agreement (Loan Agreement) with a financial institution which provides for borrowings up to $20,000 based on operating cash flows as defined therein. Borrowings under the Loan Agreement bear interest at either prime rate or London Interbank Offered Rate (LIBOR), at the Company's election, plus applicable margin rate. The applicable margin varies on the basis of operating cash flows and overall leverage ratio as defined in the Loan Agreement. The effective rate at December 31, 1996 was 9%. The Loan Agreement , which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires the maintenance of certain financial ratios and covenants. In addition, substantially all other lenders to the Company have entered into a subordination agreement with this financial institution. The initial borrowings under the Loan Agreement were used to repay all amounts outstanding under the Company's credit agreement with a bank and approximately $4.5 million of its subordinated debentures due June 2001.

     (B) Promissory notes with former stockholders of acquired businesses are generally payable in quarterly installments plus interest at rates ranging from 8% to 10% through November 2002.

     (C) Contract obligation - an agreement with a former employee of an acquired company, who is related to an officer/director of the Company, provides for monthly payments of $9 through June 2002. The obligation is carried net of imputed interest, at 8%, of $47 and $91 at December 31, 1996 and 1995, respectively.

     (D) Debentures - in June 1994, the Company completed a private placement of subordinated debentures (the Debentures) in the aggregate principal amount of $5,000 to fund the cash portion of the purchase price of the SDS acquisition and entered into an agreement with the debentureholders (the Investment Agreement). The Debentures provided for quarterly principal payments commencing in January 1996 in the amount of $125 through June 2001. The Debentures were repaid in 1996.

     (E) Revolving credit note - in September 1994, the Company entered into a three-year revolving credit agreement (the Credit Agreement) with a bank which provided for borrowings up to $3,000 based on eligible accounts receivables as defined therein. The borrowings under the Credit Agreement bore interest at prime plus 1% and interest payments were required monthly. The Company repaid the outstanding balance under the Credit Agreement from borrowings under the Loan Agreement. In conjunction with the repayment and termination of the Credit Agreement and Investment Agreement, the Company recognized an extraordinary loss of $157, net of a $104 tax benefit, relating to unamortized deferred financing costs.

     (F) Other notes and obligations - outstanding amounts relate to various equipment capital leases and are payable in aggregate monthly installments with interest at 9% to 19% maturing through 1999.

          Scheduled annual principal payments of long-term debt subsequent to December 31, 1996 are as follows:

                   1997                          $      1,394
                   1998                                 1,183
                   1999                                 9,413
                   2000                                 1,135
                   2001                                 1,005
                   Thereafter                             155
                                                    ---------
                                                      $14,285
                                                      =======

 (5)     STOCKHOLDERS' EQUITY

          In May 1993, the Company completed an initial public offering of its securities comprised of 1,250,000 shares of common stock at a price of $4.00 per share and 1,250,000 warrants to purchase common stock at $.10 per warrant.

          The warrants are exercisable until May 18, 1998 at an exercise price of $4.50 per share. The exercise price and the number of shares of common stock issuable upon the exercise of the warrants are subject to adjustment in certain circumstances, as defined. The Company may call the warrants for redemption at a price of $.01 per warrant, provided the sales price of the common stock has been at least 150% of the then effective exercise price of the warrants over a specified period of time. If the warrants are called for redemption, they must be exercised prior to such redemption or the right to purchase the applicable shares of common stock is forfeited. As part of the Initial Public Offering, the underwriters exercised an "overallotment" and acquired an additional 187,500 of warrants at $.09 per warrant, net of discount. In addition, they received a purchase option (subject to certain antidilutive provisions) to acquire, until May 18, 1998, 264,751 shares and warrants at a price of $2.64 and $.06, respectively. The warrants are exercisable at an exercise price of $4.50 per share.

          In connection with the private placement of Debentures in 1994, the Company issued warrants to the holders to acquire an aggregate of 625,000 shares of common stock. The exercise price of the warrants is $2.90, subject to revision under specified circumstances. The warrants expire upon the earlier of (a) six years from the date of the final payment on the Debentures, or (b) the tenth anniversary of the date of issuance.

          In connection with the acquisition of SDS in June 1994, the Company issued 750,000 shares of common stock at a recorded share price of $3.00. The Company granted warrants to acquire 100,000 shares of its common stock at $4.50 per share to its investment bankers in connection with the SDS acquisition in addition to cash compensation. The warrants are exercisable at any time prior to June 1999.

          In connection with the acquisition of CHMS in January 1995, the Company issued 76,923 shares of common stock at a recorded share price of $2.76.

          On October 23, 1996, the Company completed a private placement of 7,500 shares of Series A convertible preferred stock (the Preferred Stock) for an aggregate purchase price of $7,500 and entered into an agreement (the Agreement) with the Preferred Stockholders. Under the Agreement, the Preferred Stockholders have the right within 21 months to acquire up to an additional 7,500 shares of Preferred Stock at a price of $1,000 per share. The Preferred Stock is convertible into common stock of the Company at a conversion price of $3.00 per share (subject to antidilution adjustments) and bears cumulative annual dividends at the rate of 6% per annum. The holders of Preferred Stock have a liquidation preference of $1,000 per share, plus accrued dividends. The Preferred Stockholders have the right to vote with the holders of common stock and are entitled to one vote for each whole share of common stock into which the Preferred Stock is convertible (presently 333-1/3 votes per share). The Agreement restricts future dividend payments on common stock, issuance of certain equity securities, mergers, acquisitions and sale of assets. In connection with the private placement, the Company granted the placement agent warrants to acquire 187,500 of common stock of the Company at an exercise price of $3.00 per share in addition to cash compensation. The warrants are exercisable at any time prior to October 2001.

          In connection with the acquisitions of M&M on October 28, 1996 and SRA on November 15, 1996, the Company issued 204,006 shares of common stock valued at approximately $509.

          In November 1996, the Company purchased 433,500 shares of its outstanding common stock at $3.00 per share.


 (6)     STOCK OPTION PLAN

          In 1993, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, employees, directors, consultants and independent contractors to the Company. The Plan authorizes grants of options to purchase up to 1,400,000 shares of authorized but unissued common stock subject to stockholder approval. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have ten-year terms and generally vest and become fully exercisable over a three-year period, commencing one year from date of grant.

          The per share weighted-average fair value of stock options granted during 1996 and 1995 was $1.03 and $1.35 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected volatility 25%, expected dividend yield 0%, risk-free interest rate of 6%, and an expected life of five years; 1995 - expected volatility 20%, expected dividend yield 0%, risk-free interest rate of 7%, and an expected life of five years.

          The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                            1996     1995
                                                            ----     ----

  Net (loss) income applicable to common stockholders:
        As reported                                         (541)      279
        Pro forma                                           (587)      265
  Net (loss) income per common share:
     As reported                                            (.13)      .07
     Pro forma                                              (.14)      .06
                                                            ====       ===

          Pro forma net (loss) income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net
          (loss) income amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

          Stock option activity during the periods indicated is as follows:


                                                                     Weighted-
                                                     Number           average
                                                       of            exercise
                                                     shares            price
                                                   --------          ----------

    Balance at December 31, 1993                     227,100       $   4.00
    Granted                                          320,650           4.00
    Exercised                                             -            -
    Forfeited                                        (32,933)          4.00
    Expired                                               -            -
                                                  ----------
    Balance at December 31, 1994                     514,817           4.00

    Granted                                          105,000           4.00
    Exercised                                             -            -
    Forfeited                                        (41,217)          4.00
    Expired                                               -            -
                                                  ----------
    Balance at December 31, 1995                     578,600           4.00

    Granted                                          170,000           2.99
    Exercised                                             -            -
    Forfeited                                        (20,100)          4.00
    Expired                                               -            -

    Balance at December 31, 1996                     728,500           3.76
                                                  ==========          =====


          At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.77 - $4.00 and 8.5 years, respectively.

          At December 31, 1996 and 1995, the number of options exercisable was 395,569 and 216,877, respectively, and the weighted-average exercise price of those options was $4.00 in each year.

(7)       PROFIT SHARING PLAN

          In September 1995, the Company adopted a 401(k) savings plan covering all eligible employees. The plan allows employees to voluntarily contribute up to 15% of compensation. The Company may make matching contributions as may be determined prior to the end of each plan year. The current matching percentage is 10%. The Company may also make discretionary additional contributions to the plan. The Company's total contributions to the plan for 1996 and 1995 amounted to $12 and $8, respectively.


 (8)     INCOME TAXES

          The income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994, excluding the income tax benefit of $104 attributed to the extraordinary loss in 1996, is as follows:



                                                  1996     1995     1994
                                                  ----     ----     ----

      Current tax expense:
         Federal                                 $ 284      363       130
         State and city                             96      163        70
                                                 -----    -----    ------

                   Total current                   380      526       200

      Deferred tax (benefit) expense:
         Federal                                  (135)      16       (92)
         State and city                            (33)       7       (49)
                                                 -----    -----    ------

                   Total deferred                 (168)      23      (141)
                                                 -----    -----    ------

                                             $     212      549        59
                                                 =====    =====    ======


          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes for the years ended December 31, 1996, 1995 and 1994 due to nondeductible expenses, primarily goodwill amortization, amounting to approximately $230, $227 and $128, respectively.

          Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:


                                                               1996    1995
                                                               ----    ----

    Deferred tax assets:
       Contract obligation                                 $    199      269
       Allowances and accrued expenses                          317      115
       Net operating loss carryforwards                          -         2
       Tax credits                                               21       21
                                                               ------   ----

          Total deferred tax assets                             537      407
                                                              -----    -----

    Deferred tax liabilities:
       Depreciation and amortization                            282      149

       Cash versus accrual accounting differences, net          115      286
                                                              -----      ----

                Total deferred tax liabilities                  397      435
                                                              -----    -----

                Net deferred tax asset (liability)          $   140      (28)
----                                                          =====    ======


          The Company has state minimum tax credit carryforwards of approximately $22 which may be carried forward to reduce future year tax liabilities through the year 2004.

          Based upon recoverable taxes paid, historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of deductible temporary differences.


 (9)     COMMITMENTS

       (A)    EMPLOYMENT AGREEMENTS

          The chairman of the board entered into an employment agreement with a five-year term through May 1998 which is renewable on a year to year basis thereafter. The agreement provides for a base salary of $180 plus cost of living increases, and an annual bonus based on a percentage of the pretax earnings of the Company in excess of specified levels. No bonus was earned under the agreement in each of the years ended December 31, 1996, 1995 and 1994.

          In connection with the acquisition of David Feldman & Associates (USA) Ltd. (DFA) in September 1993 and SDS in 1994, the Company entered into employment and noncompetition agreements with the former stockholders of each of the companies, which expire in September 1997 and June 1998, respectively. The agreements provide for an annual base salary of $180 plus cost of living increases for each individual. The DFA agreement also provides for an annual bonus based on percentages of consolidated revenues in excess of specified levels. Total bonus amounts earned under the DFA employment agreement amounted to $359 and $239 for the respective years ended December 31, 1996 and 1995.

 (B)    LEASE COMMITMENTS

          The Company is obligated under operating leases for office facilities which expire through December 2005. The leases provide, among other things, that the Company is responsible for its share of increases in certain utilities, maintenance and property taxes over a base amount. In addition, the Company is also obligated under various equipment and vehicle leases which expire through September 1999. Total lease expense for 1996, 1995 and 1994 under the above leases amounted to approximately $720, $375 and $337, respectively.

          During 1996, the Company relocated its headquarters and recognized a $262 expense related to the net present value of future rental payments, net of sublease income, pertaining to the vacated premises.

          The Company leases its Santa Ana, California office from an affiliate of an officer/director which expires in June 1999 with an option to renew for five years. Management believes that the terms of the lease agreement are comparable to market rates. Total lease expense for 1996 and 1995 amounted to $265 in each year.

          The anticipated future annual lease payments under operating leases at December 31, 1996, inclusive of the base utility, maintenance and property tax charges for the office facilities, are as follows:


                     1997             $    868
                     1998                  773
                     1999                  546
                     2000                  291
                     2001                  251
                     Thereafter            815
                                          =====


          Future annual rental income under remaining noncancelable subleases is as follows: 1997 - $63, 1998 - $79, 1999 - $79 and 2000 - $13.

(10)       SUPPLEMENTAL CASH FLOW INFORMATION

          Cash payments for the years ended December 31, 1996, 1995 and 1994 have included:


                                             1996      1995      1994
                                             ----      ----      ----

        Interest                         $  1,140     1,074       528
                                            =====     =====      ====

        Income taxes                     $  1,007       200        12
                                            =====     =====      ====


          During 1996, $75 in preferred stock dividends were accrued and unpaid.

          In connection with the acquisitions of M&M and SRA, during 1996, the Company issued 204,006 shares of common stock valued at $509.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ESQUIRE COMMUNICATIONS LTD.



March 31, 1997                          By: /S/
                                            ------------------------
                                            Malcolm L. Elvey
                                            Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                 Title                       Date


/S/----------------------      Chairman of the Board
Malcolm L. Elvey               and Chief Executive
                               Officer (Principal
                               Executive and
                               Financial Officer)            March 31, 1997



/S/----------------------      Principal Financial
Vasan Thatham                  Officer                       March 31, 1997



/S/----------------------      Director                      March 31, 1997
Mortimer R. Feinberg



/S/----------------------      Director                      March 31, 1997
David Feldman




/S/----------------------      Director                      March 31, 1997
Andrew P. Garvin



/S/----------------------      Director                      March 31, 1997
Joseph P. Nolan



_________________________      Director                      March __, 1997
Bruce V. Rauner



/S/----------------------      Director                      March 31, 1997
Cary A. Sarnoff