Form 10QSB
period 1997-03-31
ESQUIRE COMMUNICATIONS LTD
filed 1997-05-15
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the transition period from___________ to_____________


                         Commission file number: 1-11782


                           ESQUIRE COMMUNICATIONS LTD.
       ( Exact name of Small Business issuer as specified in its charter)



      Delaware                                              13-3703760
    (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                    Identification No.)


    216 East 45th Street, New York, New York                    10017
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number including area code:         (212) 687-8010
                                                            --------------


  -----------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X            No

     At May 7, 1997 there were outstanding 4,247,329 shares of Common Stock, $.01 par value.

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

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

                                                                     March 31,      December 31,
                                                                       1997           1996(1)
                                                                    ==========      ===========
                                                                    (Unaudited)

ASSETS
Current assets:
Cash                                                                   $20               $165
Accounts receivable, less allowance                                  8,380              6,764
Prepaid expenses and other current assets                            1,207                894
                                                                    ------              ------
                         Total current assets                        9,607              7,823

Property and equipment, net                                          2,094              1,946

Other assets:
Cost in excess of fair value of net identifiable
  assets of acquired businesses, net                                21,640             19,681
Other assets, net                                                    1,115                885
                                                                    ------              ------
                                                                    22,755             20,566

                                                                    ------              ------
                                                                   $34,456            $30,335
                                                                   =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                    $2,326             $1,708
Accrued expenses and other current liabilities                       1,516              1,306
Current portion of long-term debt                                    1,399              1,394
                                                                    ------              ------
                             Total current liabilities               5,241              4,408

Long-term debt                                                      16,256             12,891
Other liabilities                                                      197                267

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized in series:
Series A convertible preferred stock, authorized
  15,000 shares, 7,500 shares issued and outstanding
  aggregate liquidation preference $7,500,000
Common Stock, $.01 par value, 25,000,000 authorized,
  4,430,829 and 4,330,829 shares issued, respectively,
  3,997,329 and 3,897,329 shares outstanding, respectively              44                 43

Additional paid-in capital                                          15,185             14,911
Treasury stock, at cost-433,500 shares                              (1,300)            (1,300)
Accumulated deficit                                                 (1,167)              (885)
                                                                    ------              ------
                              Total stockholders' equity            12,762             12,769
                                                                    ------              ------
                                                                   $34,456            $30,335
                                                                   =======            =======

(1)  The balance sheet at December 31, 1996 is derived from audited financial statements at that date.
     See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(Dollars In Thousands, Except Share Data)

                                                                      For the Three months Ended
                                                                     March 31,      March 31,
                                                                       1997           1996
                                                                     =========      ===========

Revenues                                                                $8,753         $5,529

Costs and expenses:
  Operating expenses                                                     5,180          3,078
  General and administrative expenses                                    2,952          1,774
  Depreciation and amortization                                            430            253
                                                                      --------       --------
                                                                         8,562          5,105

Income from operations                                                     191            424

Other income (expense):
  Interest expense                                                        (370)          (263)
  Interest income                                                            1              2
                                                                      --------       --------
                                                                          (369)          (261)

(Loss) income before provision for income taxes                           (178)           163

Income Taxes (benefit) provision                                            (9)           130

                                                                      --------       --------
Net (loss) income                                                         (169)            33

Dividends on preferred stock                                              (113)            -

Net (loss) income applicable to common stockholders                      ($282)           $33
                                                                      =========      =========

(Loss) earnings per common share:

  Net (loss) income                                                     ($0.07)         $0.01

Weighted average common shares outstanding                           3,997,329      4,126,823
                                                                     =========      =========

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in Thousands)

                                                                      For the Three months Ended
                                                                     March 31,      March 31,
                                                                       1997           1996
                                                                     =========      ===========

Cash flows from operating activities
Net (loss) income                                                       ($169)           $33
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                        430            253
     Deferred income taxes                                                 23             (9)
     (Increase) decrease in assets:
       Accounts receivable                                             (1,020)          (162)
       Prepaid expenses and other current assets                         (265)          (132)
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                              146            353
       Other long-term liabilities                                        (70)
                                                                      ------------------------
Net cash (used in) provided by operating activities                      (925)           336

Cash flows from investing activities:
  Purchase of property and equipment                                     (219)          (215)
  Increase in other assets                                               (160)          (142)
  Acquisition of businesses                                            (1,472)
                                                                      --------       --------
Net cash used in investing activities                                  (1,851)          (357)

Cash flows from financing activities:
  Borrowing under line of credit                                        3,024            400
  Principal payments on long-term debt                                   (393)          (411)
                                                                      --------       --------
Net cash provided by (used in) financing activities                     2,631            (11)
                                                                      --------       --------

Net (decrease) in cash                                                   (145)           (32)

Cash-beginning of period                                                  165             95

Cash-end of period                                                        $20            $63
                                                                      ========       =======

Supplemental information:
Approximate interest paid during the period                              $358           $261
                                                                      ========       =======

Approximate income taxes paid during the period                           $16            $30
                                                                      ========       =======

Approximate preferred stock dividends accrued and unpaid                 $113            -
                                                                      ========       =======

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1997.

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be attained for an entire year. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

NOTE C--RECENT ACCOUNTING PRONOUNCEMENTS

     FASB STATEMENT NO.128 "EARNINGS PER SHARE"

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

     Statement 128 is effective for financial statements periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with the Statement 128. The Company expects that the adoption of Statement 128 would not have resulted in Basic EPS being different from Primary EPS.

     FASB STATEMENT NO. 129 "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE"

     Statement of Financial Accounting Standards No.129, "Disclosure of Information about Capital Structure" ( Statement 129) was issued in February 1997. Statement 129 is effective for periods ending after December 15, 1997. Statement 129 lists required disclosures about capital structure that had been included in a number of separate statements and opinions of authoritative accounting literature. As such, the adoption of Statement 129 is not expected to have a significant impact on the disclosures in financial statements of the Company.

NOTE D-- BUSINESS COMBINATION

     On January 3, 1997, the Company acquired the assets and liabilities of Nevill & Swinehart and Pelletier & Jones, both Southern California-based court reporting companies, and entered into consulting and non competition agreements for an aggregate consideration of $2,710,000 consisting of cash in the amount of $1,550,000, subordinated promissory notes and installment payments in the aggregate amount of $885,000 payable in equal quarterly installments over a period of six years and 100,000 unregistered shares of the Company's common stock valued at $275,000. The business combinations are accounted for under the purchase method of accounting, and accordingly the results of the acquisitions have been included from the date of acquisition. The excess cost over the fair value of acquired assets and liabilities assumed approximated $2,050,000 and other intangible assets of approximately $375,000 were recognized. The Company borrowed approximately $1,500,000 under its revolving credit agreement to finance the acquisitions.

NOTE E-- SUBSEQUENT EVENTS

     In April 1997, the Company entered into an agreement with an entity ( the "Manager") affiliated with two of its directors. In accordance with the agreement, the Manager has agreed to provide the services of one of its officers to serve as the Chief Executive Officer of the Company. Under the terms of the agreement, 250,000 shares of the Company's common stock were issued to the Manager. In connection with the issuance, the Company received a note for $781,250 from the Manager. The note is secured by the common stock issued which generally would vest ratably over four years.

     In May 1997, the Company entered into an agreement ( the "Buyout Agreement") with one of its officers pursuant to which the Company terminated the officer's employment and the related employment agreement. The anticipated cost of the buyout including associated cost approximates $1.0 million on a pre-tax basis, and these costs will be charged to operations in the fiscal quarter ending June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company acquired the assets of Kitlas, Dickman & Associates ("KDA") in July 1996, M&M Reporting Referral Services, Inc. ("M&M" ) in October 1996 and Sherry Roe and Associates, Inc. ("SRA") in November 1996 collectively referred to as 1996 Acquisitions. In January of 1997 the Company acquired the assets of Nevill & Swinehart and Pelletier & Jones collectively referred to as 1997 Acquisitions.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Revenues increased by $3.2 million or 58.3%. Excluding revenues from 1996 and 1997 Acquisitions, the revenues increased by approximately 9.0% or by approximately $496,000. The Company believes that the increase in revenues was due to its marketing efforts and partly due to several large multi-party projects undertaken in 1997.

     Operating expenses increased by $2.1 million, from $3.1 million in 1996 to $5.2 million in 1997 in line with the revenue increase. As a percentage of revenues, operating expenses increased from 55.7% to 59.2%. The increase in the operating expenses as a percentage of revenues is in part due to a greater share of revenues generated in geographic areas with a lower profit margin in 1997.

     General and administrative expenses increased by $1.2 million to $3.0 million. The increase was in part due to expenses related to 1996 and 1997 Acquisitions consisting of payroll and occupancy expenses and increased sales compensation, marketing and promotional expenses and administrative support expenses due to increased revenue levels. As a percentage of revenue, general and administrative expenses increased from 32.1% to 33.7%. As the increase in general and administrative expenses was greater than the contribution from increased revenues, the overall operating income declined.

     Depreciation and amortization increased by $177,000 due to additional amortization charges arising from the 1996 and 1997 Acquisitions and due to additional depreciation arising from the capital expenditures for the Company's new office space for its New York operations.

     Interest expense increased by $107,000 due to incurrence of additional debt to finance acquisitions and fund working capital.

     The Company's operations resulted in a net loss of $169,000 before preferred dividends compared to an income of $33,000 in 1996. Increases in expenses negated the additional contribution from increased revenues and operations for the three months ended March 31, 1997 resulting in a loss compared to a profit in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company's working capital was approximately $4.4 million, which was approximately $1.0 million more than at December 31, 1996. The increase was mainly due to the increase in the Company's accounts receivable, net of accounts payable and accruals. The increase in the Company's accounts receivable net of accruals was in part due to 1996 and 1997 Acquisitions and increased revenue levels.

     In December 1996, the Company entered into a three-year revolving loan agreement ("Loan Agreement") with a financial institution which provides for borrowing up to $20.0 million based on operating cash flows as defined therein. Borrowings under the Loan Agreement bear interest at either prime rate or London Interbank Offered Rate (LIBOR), at the Company's election, plus the applicable margin rate. The applicable margin varies on the basis of operating cash flows and the overall leverage ratio as defined in the Loan Agreement. The effective rate at March 31, 1997 was 9.5%. The Loan Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial ratios and covenants. The aggregate borrowings at March 31, 1997 were $11.2 million with additional availability of $2.8 million.

     The capital expenditures for 1997, excluding any business acquisition, are expected to range between $575,000 and $625,000. The Company believes that the cash flows from its operations supplemented, if needed, by additional borrowing capacity from the Loan Agreement will be sufficient to support the working capital and capital expenditure requirements through at least the end of 1997.

OTHER MATTERS

     The Company has executed letters of intent to acquire two court reporting companies. The Company anticipates consummating the transactions by June 30, 1997. The transactions are subject to a number of conditions including negotiation of definitive agreements, necessary approvals, due diligence and financing. There is no assurance that the Company will be successful in completing the financing and closing the acquisitions.

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




May 14, 1997

                                       By:/s/
                                          ---------------------
                                          Malcolm L. Elvey
                                          Chairman of the Board



                                       By:/s/
                                          ---------------------
                                          Vasan Thatham
                                          Vice President