Form 10QSB
period 1997-06-30
ESQUIRE COMMUNICATIONS LTD
filed 1997-08-14
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to_____________


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

Yes  X            No


At August 8, 1997 there were outstanding 5,182,225 shares of Common Stock, $.01 par value.

                                      INDEX

                                                                          PAGE


Part I.           Financial Information

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets                    1

                  Condensed Consolidated Statements of Operations          2


                  Condensed Consolidated Statements of Cash Flows          3

                  Notes to Condensed Consolidated Financial Statements     4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            8


Part II.          Other information                                       10

                  Signatures                                              11

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

                                                                     June 30,           December 31,
                                                                       1997               1996 (1)
                                                                    ==========         ============
                                                                    (Unaudited)

ASSETS
Current assets:
Cash                                                                    $263               $165
Accounts receivable, less allowance                                    9,872              6,764
Prepaid expenses and other current assets                              1,378                894
                                                                   ---------          ---------
Total current assets                                                  11,513              7,823

Property and equipment, net                                            2,491              1,946

Other assets:
Cost in excess of fair value of net identifiable
  assets of acquired businesses, net                                  46,626             19,681
Other assets, net                                                      1,042                885
                                                                   ---------           ---------
                                                                      47,668             20,566
                                                                   ---------           ---------
                                                                     $61,672             $30,335
                                                                  ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                      $1,997               $1,708
Accrued expenses and other current liabilities                         4,744                1,306
Current portion of long-term debt                                      1,357                1,394
                                                                   ---------            ---------
Total current liabilities                                              8,098                4,408

Long-term debt                                                        31,455               12,891
Other liabilities                                                        285                  267

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized in series:
Series A convertible preferred stock, authorized 22,500 and
   15,000 shares, 15,000 and 7,500 shares issued and
    outstanding, aggregate liquidation preference $15,000,000
    and $7,500,000, respectively.
Common Stock, $.01 par value, 25,000,000 authorized,
  5,365,725 and 4,330,829 shares issued, respectively,
  5,182,225 and 3,897,329 shares outstanding, respectively.               54                   43
Additional paid-in capital                                            25,131                14,911
Treasury stock, at cost-183,500 and 433,500 shares, respectively        (550)               (1,300)
Note receivable                                                         (781)
Accumulated deficit                                                   (2,020)                 (885)
                                                                    ---------             ---------
Total stockholders' equity                                            21,834                12,769

                                                                    ---------             ---------
                                                                     $61,672               $30,335
                                                                    =========             =========

(1) The balance sheet at December 31, 1996 is derived from audited financial statements at that date. See notes to condensed consolidated financial statements.


ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in Thousands, Except Share Data)

                                                        For the Three Months Ended          For the Six Months Ended
                                                         June 30,      June 30,            June 30,      June 30,
                                                          1997          1996                1997          1996
                                                        =========      ========           =========      ==========



Revenues                                                 $10,202         $6,217             $18,955       $11,746

Costs and expenses:
   Operating expenses                                      5,877          3,457              11,057         6,535
   General and administrative expenses                     4,404          2,045               7,356         3,819
   Depreciation and amortization                             551            266                 981           519
                                                       ---------       --------             --------     ---------
                                                          10,832          5,768              19,394        10,873

Income from operations                                     (630)            449                (439)          873

Other income (expense):
   Interest expense                                        (523)           (275)               (893)         (538)
   Interest income                                           11               1                  12             3
   Other income                                               2               1                   2             1
                                                       ---------       --------             --------     ---------
                                                           (510)           (273)               (879)         (534)

(Loss) income before provision for income taxes          (1,140)            176              (1,318)          339

Income Taxes (benefit) provision                           (415)            139                (424)          269
                                                       ---------       --------             --------     ---------
Net (loss) income                                          (725)             37                (894)           70

Dividends on preferred stock                               (127)         -                     (240)       -

Net (loss) income applicable to common stockholders       ($852)            $37             ($1,134)          $70
                                                       =========      =========            =========     =========

(Loss) earnings per common share:

    Net (loss) income                                    ($0.20)          $0.01              ($0.27)         $0.02
                                                      =========       =========            =========     ==========

Weighted average common shares outstanding            4,341,594       4,126,823            4,168,755     4,126,823
                                                      =========       =========            =========     ==========

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in Thousands)


                                                                      For the Six Months Ended
                                                                      June 30,       June 30,
                                                                      1997          1996
                                                                    ===========    ===========


Cash flows from operating activities:
Net (loss) income                                                     ($894)             $70
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation and amortization                                      981              519
     Deferred income taxes                                              54              (17)
     (Increase) decrease in assets:
        Accounts receivable                                           (637)             (537)
        Prepaid expenses and other current assets                     (315)              (45)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                        1,905               428
        Other long-term liabilities                                   (102)              105
                                                                -----------       -----------
Net cash  provided by operating activities                             992               523
                                                                -----------       -----------
Cash flows from investing activities:
     Purchase of property and equipment                               (340)              (619)
     Increase in other assets                                         (159)              (409)
     Acquisition of businesses                                     (24,956)

                                                                -----------       -----------
Net cash used in investing activities                              (25,455)            (1,028)
                                                                -----------       -----------

Cash flows from financing activities:
     Borrowing under line of credit                                 18,424              1,100
     Principal payments on long-term debt                             (788)              (651)
     Proceeds from private placement of stock, net                   7,100
     Warrant exchange related cost                                    (175)
                                                                 -----------      -----------
Net cash provided by financing activities                           24,561               449

Net  increase (decrease) in cash                                        98               (56)

Cash- beginning of period                                              165                95

Cash- end of period                                                   $263               $39
                                                                 ===========       ===========

Supplemental information:
Approximate interest paid during the period                           $879               $533
                                                                 ===========       ===========

Approximate income taxes paid during the period                        $47              $286
                                                                 ===========       ===========

Approximate preferred stock dividends accrued and unpaid              $127             -
                                                                 ===========       ===========

The Company incurred capital lease obligations of approximately $176,000 during the six months ended June 30, 1996.

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997

NOTE A--BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be attained for an entire year. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

          FASB STATEMENT NO. 130 "REPORTING COMPREHENSIVE INCOME"

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity. SFAS 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement.

          FASB STATEMENT NO. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

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

          On May 28,1997, the Company acquired the assets and liabilities of Wolfe, Rosenberg & Associates, Inc. (WRA), a court reporting agency based in Chicago, Illinois. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations of WRA from the date of acquisition. The purchase price, inclusive of associated costs, approximated $6,069,000, paid in cash. The purchase price is subject to revision based upon the revenue derived from WRA's business for 24 months commencing June 1997. The Company will account for any such revisions as an adjustment to goodwill, when such contingencies are resolved. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $6,207,000.

          On June 13, 1997, the Company acquired the assets and liabilities of Krauss, Katz & Ackerman, Inc. (KKA), a court reporting agency based in Philadelphia, Pennsylvania. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations of KKA from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $9,404,000 in cash. The purchase price is subject to an increase based upon the revenue derived from KKA's business for the 36 months ending December 31, 1999. The increase is payable in unregistered shares of the Company's common stock, up to a maximum of 300,000 shares. The Company will account for any such revisions as an adjustment to goodwill, when such contingencies are resolved. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $9,059,000.

          On June 18, 1997, the Company acquired the assets and liabilities of American Network Services, Inc. (DepoNet), a court reporting referral network, based in Atlanta, Georgia. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of DepoNet's operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $6,633,000 in cash and 750,000 unregistered shares of the Company's common stock valued at $3,000,000. The preliminary estimate of the excess of the cost of the Company's investment over the fair values of the tangible assets acquired and liabilities assumed approximated $10,000,000.

          The cash portion of the WRA, KKA and DepoNet acquisitions was financed by the proceeds from the sale of Series A convertible Preferred Stock (see Note
E) and from borrowings under it's revolving loan agreement.

NOTE E-- STOCKHOLDERS' EQUITY

          In April 1997, the Company entered into an agreement with an entity ( the "Manager") affiliated with two of its directors. In accordance with the agreement, the Manager has agreed to provide the services of one of its officers to serve as the Chief Executive Officer of the Company. Under the terms of the agreement, 250,000 shares of the Company's common stock were issued out of its Treasury Stock to the Manager. In connection with the issuance, the Company received a note for $781,250 from the Manager. The note is secured by the common stock issued which generally would vest ratably over four years.

          On June 12, 1997 the Company completed an exchange offering pursuant to which 924,481 warrants were exchanged for 184,896 common shares of the Company. After the exchange, 513,019 warrants remain outstanding. The warrants are exercisable until May 18, 1998 at an exercise price of $4.50 per share. The exercise price and the number of shares of common stock issuable upon the exercise of the warrants are subject to adjustment in certain circumstances, as defined. The Company may call the warrants for redemption at a price of $.01 per warrant, provided the sales price of the common stock has been at least 150% of the then effective exercise price of the warrants over a specified period of time. Costs of approximately $175,000 incurred in connection with the exchange were charged against Stockholders' Equity.

          Pursuant to an agreement (Agreement) dated October 23, 1996 with certain investors, in June 1997 the Company sold 7,500 additional shares of Series A convertible preferred stock (the Preferred Stock) for an aggregate sales price of $7,500,000 and amended the Agreement with the Preferred Stockholders. The Preferred Stock is convertible to common stock of the Company at a conversion price of $3.00 per share (subject to antidilution adjustments) and bears cumulative annual dividends at the rate of 6% per annum. The holders of Preferred Stock have liquidation preference of $1,000 per share, plus accrued dividends. Pursuant to the amendment of the Agreement, Preferred Stockholders will have the right from time to time, on or prior to December 17, 1998, to acquire an additional 7,500 shares of Series A Convertible Preferred Stock at a price of $1,000 per share, which shares shall have the same terms as the existing Series A Convertible Preferred Stock.

          In connection with the acquisition of DepoNet in June 1997, the Company issued 750,000 shares of common stock at a recorded share price of $4.00.

NOTE F--OTHER MATTERS

          In May 1997, the Company entered into an agreement ( the "Buyout Agreement") with one of its officers pursuant to which the Company terminated the officer's employment and the related employment agreement. The cost of the buyout including associated cost was approximately $1.0 million on a pre-tax basis and was charged to operations in the fiscal quarter ending June 30, 1997.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF  OPERATIONS

          The Company acquired the assets of Kitlas, Dickman & Associates ("KDA") in July 1996, M&M Reporting Referral Services, Inc. ("M&M") in October 1996 and Sherry Roe and Associates, Inc. ("SRA") in November 1996 collectively referred to as 1996 Acquisitions. The Company acquired the assets of Nevill & Swinehart and Pelletier & Jones in January of 1997, of Wolfe, Rosenberg & Associates in May 1997, and of Krauss, Katz & Ackerman and American Network Services in June 1997, collectively referred to as 1997 Acquisitions.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

          Revenues increased for the three and six months ended June 30,1997 by $4.0 million or 64.1% and $7.2 million or 61.4%, respectively, over the same periods of the prior year. Excluding revenues from the 1996 and 1997 Acquisitions, the revenues increased by approximately 4.7% and 6.4% respectively. The Company believes that the increase in revenues was due to its marketing efforts and partly due to several large multi-party projects undertaken in 1997.

          Operating expenses increased by $2.4 and $4.5 million, from $3.5 and $6.5 million in 1996 to $5.9 and $11.1 million in 1997 for the three and six month periods, respectively. As a percentage of revenues, operating expenses were 57.6% and 58.3% for the three and six month periods, compared to 55.6% for both prior year periods. The increase in the operating expenses as a percentage of revenues is in part due to a greater share of revenues generated in geographic areas with a lower profit margin in 1997.

          General and administrative expenses for the three and six month periods ended June 30, 1997 include approximately $1,300,000 primarily relating to an officer's termination agreement (see Note F) and termination expenses relating to certain marketing activities. The comparable prior year periods include $150,000 relating to a sublease loss. Excluding these items, general and administrative expense increased by $1,209,000 and $2,387,000 for the three and six month periods as compared to the prior year. The increases were due to expenses related to the 1996 and 1997 Acquisitions consisting of payroll and occupancy expenses, as well as increased sales compensation, marketing and promotional expenses and administrative support expenses due to increased revenue levels. Excluding the special expenses described above, general and administrative expense as a percentage of revenue decreased from 30.5% to 30.4% for the quarter, and increased from 31.2% to 31.9% for the six months ended June 30, 1997.

          Depreciation and amortization increased by $285,000 and $462,000 for the three and six month periods ended June 30, 1997 as compared to the prior year periods, due to additional amortization charges arising from the 1996 and 1997 Acquisitions and due to additional depreciation arising from the capital expenditures for the Company's new office space for its New York operations.

          Interest expense increased by $248,000 and $355,000 due to incurrence of additional debt to finance acquisitions and fund working capital.

          The Company's operations resulted in a net loss of $725,000 and $894,000 before preferred dividends for the three and six month periods ended June 30, 1997 compared to income of $37,000 and $70,000, respectively, in 1996. The above mentioned special expenses negated the additional contribution from increased revenues and operations for the three and six months ended June 30, 1997 resulting in a loss compared to a profit in 1996.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1997, the Company's working capital was approximately $3.4 million, without any material increase from the levels at December 31, 1996. The increase in the Company's accounts receivable was offset by increases in accounts payable and accruals. The increase in the Company's accounts receivable was due to 1996 and 1997 Acquisitions and increased revenue levels. The increase in accounts payable and accruals was due to the 1996 and 1997 Acquisitions and certain expenses accrued in connection with an officer's termination agreement (see Note F).

          In December 1996, the Company entered into a three-year revolving loan agreement ("Loan Agreement") with a financial institution which, as amended in June 1997, provides for borrowings up to $30.0 million based on operating cash flows as defined therein. Borrowings under the Loan Agreement bear interest at either prime rate or London Interbank Offered Rate (LIBOR), at the Company's election, plus the applicable margin rate. The applicable margin varies on the basis of operating cash flows and the overall leverage ratio as defined in the Loan Agreement. The effective rate at June 30, 1997 was 9.7%. The Loan Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial ratios and covenants. The aggregate borrowings at June 30, 1997 were $26.6 million with additional availability of $0.5 million.

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

                           PART II. OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits-- None

              (b) Reports on Form 8-K

                    On June 5, 1997, the Company filed a Report on Form 8-K to report under Items 2 and 7 the acquisition of Wolfe, Rosenberg & Associates, Inc.

                    On June 25, 1997, the Company filed a Report on Form 8-K to report under Items 2 and 7 the acquisition of Krauss, Katz & Ackerman, Inc. and American Network Services, Inc. and the private sale of Series A convertible Preferred Stock.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




August 12, 1997

                                             By:/S/ MALCOLM L. ELVEY
                                                Malcolm L. Elvey
                                                Chairman of the Board


                                             By:/S/ DAVID A. HIGSON
                                                David A. Higson
                                                Senior Vice President, Chief
                                                Financial Officer