Form 10QSB
period 1997-09-30
ESQUIRE COMMUNICATIONS LTD
filed 1997-11-14
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the transition period from___________ to_____________


                         Commission file number: 1-11782


                          ESQUIRE COMMUNICATIONS LTD.
       ( Exact name of Small Business issuer as specified in its charter)



     Delaware                                              13-3703760
(State or other jurisdiction                            (I.R.S Employer
 of incorporation or organization)                       Identification No.)


   750 "B" Street, Suite 2350, San Diego, Ca               92101
   (Address of principal executive offices)                (Zip Code)


   Registrant's telephone number including area code:      (619) 515-0811

  216 East 45th Street, New York, New York  10017
 _____________________________________________________________________________
(Former name, former address and former fiscal year, if changed from last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X  No

  At November 14, 1997 there were outstanding 5,182,225 shares of Common Stock, $.01 par value.

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


ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

                                                September 30,         December 31,
                                                     1997                1996 (1)
                                                =============         =============
                                                 (Unaudited)

ASSETS
Current Assets:
Cash                                                 $251                $165
Accounts receivable, less allowance
    for doubtful accounts                           9,604               6,764
Prepaid expenses and other current assets           1,497                 894
                                                  ----------          ----------
Total current assets                               11,352               7,823

Property and equipment, net                         2,452               1,946

Other assets:
Costs in excess of fair value of net identifiable
  assets of acquired businesses, net               48,493              19,681
Other assets, net                                   1,551                 885
                                                 -----------       ------------
                                                   50,044              20,566

Total assets                                      $63,848             $30,335

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                  $2,053              $1,708
Accrued expenses and other current liabilities     4,190               1,307
Current portion of long-term debt                  1,681              1,394
                                                ----------          -----------
Total current liabilities                          7,924              4,409

Long-term debt                                    33,888             12,891
Other liabilities                                    356                267

Stockholder's equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized in series:
    Series A convertible preferred stock,
    authorized 22,500 and 15,000 shares,
    15,000 and 7,500 shares issued and
    outstanding, aggregate liquidation
    preference $15,000,000 and $7,500,000 in
    1997 and 1996, respectively                        -               -
Common stock, $.01 par value, 25,000,000 authorized,
  5,365,725 and 4,330,829 shares issued, respectively,
  5,182,225 and 3,897,329 shares
  outstanding in 1997 and 1996 respectively           55                 43
Additional paid-in capital                        25,313             14,911
Treasury stock, at cost -183,500 and 433,500 shares
  in 1997 and 1996, respectively                    (550)            (1,300)
Note receivable                                     (781)               -
Accumulated deficit                               (2,357)              (886)
                                                 ----------         ----------
Total stockholders' equity                        21,680             12,768
                                                 ----------         ----------
Total liabilities and stockholders' equity       $63,848            $30,335
                                                 ===========        ===========

(1) The balance sheet at December 31, 1996 is derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.



ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in Thousands, Except Share Data)

                                         For the Three Months Ended                   For the Nine Months Ended
                                     September 30,         September 30,         September 30,         September 30,
                                        1997                  1996                  1997                  1996
                                     ============          =============         =============         =============

Revenues                               $12,431               $5,645                $31,385               $17,391

Costs and expenses:
   Operating expenses                    6,655                3,244                 17,708                 9,778
   General and administrative expenses   4,402                1,949                 11,759                 5,769
   Depreciation and amortization           801                  292                  1,784                   811
                                      ----------             ---------             --------               --------
                                        11,858                5,485                 31,251                16,358

Income from operations                     573                  160                    134                 1,033

Other income (expense):
   Interest expense                       (774)                (286)                (1,667)                 (824)
   Interest income                          15                    1                     26                     4
   Other income                              0                    2                      0                     2
                                     -----------             -----------            ---------             ---------
                                          (759)                (283)                (1,641)                 (818)

(Loss) income before provision
  for income taxes                        (186)                (123)                (1,507)                  215

Income Taxes - Provision (benefit)         (10)                  12                   (434)                  281
                                     ------------           ------------           -----------             --------
Net (loss) income                         (176)                (135)                (1,073)                  (66)

Dividends on preferred stock              (159)                   0                   (398)                    0
                                     ------------            -----------           -----------             --------

Net (loss) income applicable to
  common stockholders                    ($335)               ($135)               ($1,471)                 ($66)
                                      ===========            ============          ===========            ===========
(Loss) earnings per common share:

    Net (loss) income                   ($0.06)               $0.03                 ($0.33)                $0.02
                                     ============          ==============       ==============         ============
Weighted average common
  shares outstanding                 5,182,225             4,126,823             4,510,291             4,126,823
                                     ============          ==============       =============          ============

See notes to condensed consolidated financial statements.


ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in Thousands)

                                                    For the Nine Months Ended
                                                  September 30       September 30
                                                     1997                1996
                                                  ============       ============

Cash flows from operating activities:
Net (loss) income                                   ($1,471)            ($66)
Adjustments to reconcile net (loss)
   income to net cash
   provided by operating activities:
     Depreciation and amortization                    1,784              811
     Deferred income tax expense (benefit)               25              (56)
     (Increase) decrease in assets:
        Accounts receivable                            (205)            (324)
        Prepaid expenses and other current assets      (406)              27
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses         1,456              146
        Other long-term liabilities                     (32)              65
                                                    -----------       ---------
Net cash  provided by operating activities            1,151              603
                                                    -----------       ----------
Cash flows from investing activities:
     Purchase of property and equipment                (465)            (747)
     Increase in other assets                          (322)            (477)
     Acquisition of businesses                      (25,981)            (291)
                                                   ------------       ----------
Net cash used in investing activities               (26,768)          (1,515)
                                                   ------------       ----------

Cash flows from financing activities:
     Borrowing under line of credit net              19,947            1,864
     Principal payments on long-term debt            (1,169)          (1,025)
     Proceeds from private placement of stock net      7100
     Warrant exchange related cost                     (175)
                                                   ------------      ----------
Net cash provided by financing activities            25,703              839
                                                   ------------      ----------
Net increase (decrease) in cash                          86              (73)

Cash - beginning of period                              165               95

Cash - end of period                                   $251              $22
                                                   ============     ============
Supplemental information:
Approximate interest paid during the period          $1,653             $839
                                                   ============     ============
Approximate income taxes paid during the period         $52             $696
                                                   ============     ============

Approximate preferred stock dividends
  accrued and unpaid                                   $398              -
                                                   ============     ============

          The Company incurred capital lease obligations of approximately
$176,000 during the nine month period ended September 30 1996.

          See notes to condensed consolidated financial statements.


ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1997.

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

          Statement 128 is effective for financial statements periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform to the Statement 128. The Company expects that the adoption of Statement 128 would not have resulted in Basic EPS being different from Primary EPS.

          FASB Statement No. 129 "Disclosure of Information about Capital Structure"

          Statement of Financial Accounting Standards No.129, "Disclosure of Information about Capital Structure" (Statement 129) was issued in February 1997. Statement 129 is effective for periods ending after December 15, 1997. Statement 129 lists required disclosures about capital structure that had been included in a number of separate statements and opinions of authoritative accounting literature. As such, the adoption of Statement 129 is not expected to have a significant impact on the disclosures in financial statements of the Company.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1997

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

NOTE D-- BUSINESS COMBINATIONS

          On January 3, 1997, the Company acquired the assets and liabilities of Nevill & Swinehart and Pelletier & Jones, both Southern California-based court reporting companies, and entered into consulting and non competition agreements for an aggregate consideration of $2,710,000 consisting of cash in the amount of $1,550,000, subordinated promissory notes and installment payments in the aggregate amount of $885,000 payable in equal quarterly installments over a period of six years and 100,000 unregistered shares of the Company's common stock valued at $275,000. The business combinations are accounted for under the purchase method of accounting, and accordingly, the results of the acquisitions have been included from the date of acquisition. The excess cost over the fair value of acquired assets and liabilities assumed approximated $2,050,000 and other intangible assets of approximately $375,000 were recognized. The Company borrowed approximately $1,500,000 under its revolving credit agreement to finance the acquisitions.

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

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1997

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

          The cash portion of the WRA, KKA and DepoNet acquisitions was financed by the proceeds from the sale of Series A convertible Preferred Stock (see Note
E) and from borrowings under its revolving loan agreement.

          On September 5, 1997, the Company acquired the assets and liabilities of Hyatt Court Reporting and Video, Inc. (Hyatt), a court reporting agency based in Denver, Colorado. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of Hyatt's operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $600,000 in cash and a promissory note of $100,000, payable in equal quarterly installments over a period of two years. The excess cost over the fair value of acquired assets and liabilities assumed approximated $447,000, and other intangible assets of approximately $300,000 were recognized. The Company borrowed approximately $600,000 under its revolving loan agreement to finance the acquisition.

NOTE E-- STOCKHOLDERS' EQUITY

          In April 1997, the Company entered into an agreement with an entity (the "Manager") affiliated with two of its directors. In accordance with the agreement, the Manager has agreed to provide the services of one of its officers to serve as the Chief Executive Officer of the Company. Under the terms of the agreement, 250,000 shares of the Company's common stock were issued out of its Treasury Stock to the Manager. In connection with the issuance, the Company received a note for $781,250 from the Manager. The note is secured by the common stock issued that generally would vest ratably over four years.

          On June 12, 1997 the Company completed an exchange offering pursuant to which 924,481 warrants were exchanged for 184,896 common shares of the Company. After the exchange, 513,019 warrants remain outstanding. The warrants are exercisable until May 18, 1998 at an exercise price of $4.50 per share. The exercise price and the number of shares of common stock issuable upon the exercise of the warrants are subject to adjustment in certain circumstances, as defined. The Company may call the warrants for redemption at a price of $.01 per warrant, provided the sales price of the common stock has been at least 150% of the then effective exercise price of the warrants over a specified period of time. On September 12, 1997,

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1997

the Company announced that it would redeem all of the foregoing warrants. Costs of approximately $175,000 incurred in connection with the exchange were charged against Stockholders' Equity.

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

NOTE F--OTHER MATTERS

          In May 1997, the Company entered into an agreement (the "Buyout Agreement") with one of its officers pursuant to which the Company terminated the officer's employment and the related employment agreement. The cost of the buyout including associated cost was approximately $1.0 million on a pre-tax basis and was charged to operations in the fiscal quarter ended June 30, 1997.

NOTE G - SUBSEQUENT EVENTS

          Subsequent to September 30, 1997, the Company has acquired substantially all of the assets of five court reporting firms in Fort Lauderdale, Florida, consisting of Associates/Certified Reporting, County Reporting, Justice Reporting, Lauderdale Reporting and Merit Reporting, with an aggregate purchase price of approximately $4,050,000. The Company also acquired substantially all of the assets of Haynes & Harpster Court Reporters, a southern California court reporting firm, and Cynthia Varelli, a Chicago, Illinois court reporting firm, and Kim Tindall & Associates, a San Antonio, Texas court reporting firm, with an aggregate purchase price of approximately $3,987,000. The Company acquired the common stock of Jurist-Begley Reporting Services, Inc., Jurist, Inc., and Aarons & Associates, Inc., Philadelphia, Pennsylvania based court reporting firms, for an aggregate purchase price of approximately $6,195,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company acquired the assets of Kitlas, Dickman & Associates ("KDA") in July 1996, M&M Reporting Referral Services, Inc. (" M&M" ) in October 1996 and Sherry Roe and Associates, Inc. ("SRA") in November 1996 collectively referred to as 1996 Acquisitions. The Company acquired the assets of Nevill & Swinehart and Pelletier & Jones in January of 1997, of Wolfe, Rosenberg & Associates in May 1997, Krauss, Katz & Ackerman and American Network Services in June 1997, and Hyatt in September 1997, collectively referred to as 1997 Acquisitions.

Results of Operations

Comparison of the three and nine months ended September 30, 1997 and 1996

          Revenues increased for the three and nine month periods ended September 30,1997 by $6.8 million or 120.2% and $14.0 million or 80.5%, respectively, over the same periods of the prior year. Excluding revenues from the 1996 and 1997 Acquisitions, the revenues increased by approximately 5.4% and 6.6% respectively. The Company believes that the increase in revenues was due to its marketing efforts and partly due to several large multi-party projects undertaken in 1997.

          Operating expenses increased by $3.5 and $8.0 million, from $3.2 and $9.8 million in 1996 to $6.7 and $17.8 million in 1997 for the three and nine month periods, respectively. As a percentage of revenues, operating expenses were 53.5% and 56.4% for the three and nine month periods, compared to 57.5% and 56.2% for the same periods of the prior year. The decrease in the operating expenses as a percentage of revenues for the three months ended September 30 is in part due to a greater share of revenues generated in geographic areas with a higher profit margin in 1997.

          General and administrative expenses for the three and nine month periods ended September 30, 1997 include approximately $1,300,000 primarily relating to an officer's termination agreement (see Note F) and termination expenses relating to certain marketing activities. The comparable prior year periods include $150,000 relating to a sublease loss. Excluding these items, general and administrative expense increased by $2,453,000 and $4,815,000 for the three and nine month periods as compared to the prior year. The increases were largely due to expenses related to the 1996 and 1997 Acquisitions consisting of payroll and occupancy expenses, as well as increased sales compensation, marketing and promotional expenses and administrative support expenses due to increased revenue levels. Excluding the special expenses described above, general and administrative expense as a percentage of revenue increased from 34.5% to 35.4% and from 32.3% to 33.2% for three and nine month periods ended September 30, 1997.

          Depreciation and amortization increased by $509,000 and $973,000 for the three and nine month periods ended September 30, 1997 as compared to the prior year periods. This increase is due to additional amortization charges arising from the 1996 and 1997 Acquisitions and due to additional depreciation arising from the capital expenditures for the Company's new office space for its New York operations.

          Interest expense increased by $488,000 and $843,000 for the three and nine month periods ended September 30, 1997 due to the incurrence of additional debt to finance acquisitions and fund working capital.


Liquidity and Capital Resources

          At September 30, 1997, the Company's working capital was approximately $3.4 million, without any material increase from the levels at December 31, 1996. The increase in the Company's accounts receivable was offset by increases in accounts payable and accruals. The increase in the Company's accounts receivable was due to 1996 and 1997 Acquisitions and increased revenue levels. The increase in accounts payable and accruals was due to the 1996 and 1997 Acquisitions and certain expenses accrued in connection with an officer's termination agreement (see Note F).

          In December 1996, the Company entered into a three-year revolving loan agreement (" Loan Agreement") with a financial institution which, as amended in June and September 1997, provides for borrowings up to $45.0 million based on operating cash flows as defined therein. Borrowings under the Loan Agreement bear interest at either prime rate or London Interbank Offered Rate (LIBOR), at the Company's election, plus the applicable margin rate. The applicable margin varies on the basis of operating cash flows and the overall leverage ratio as defined in the Loan Agreement. The effective rate at September 30, 1997 was 9.2%. The Loan Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial ratios and covenants. The aggregate borrowings at September 30, 1997 were $28.1 million.

          The capital expenditures for 1997, excluding any business acquisition, are expected to range between $575,000 and $625,000. The Company believes that the cash flows from its operations supplemented, if needed, by additional borrowing capacity from the Loan Agreement or other financing resources will be sufficient to support the working capital and capital expenditure requirements through at least the end of 1998.

                                    PART II.
                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

                (a) Exhibits-- None

                (b) Reports on Form 8-K -- None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 1997

                                         By:/s/ David A. White
                                                David A. White
                                                Chief Executive Officer

                                         By:/s/ David A. Higson
                                                David A. Higson
                                                Senior Vice President,
                                                Chief Financial Officer