Form 10KSB
period 1997-12-31
ESQUIRE COMMUNICATIONS LTD
filed 1998-03-31
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended DECEMBER 31, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________________
                         Commission file number: 1-11782

                           ESQUIRE COMMUNICATIONS LTD.
        (Exact name of Small Business Issuer as specified in its charter)

         DELAWARE                                         13-3703760
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

750 B STREET, SAN DIEGO, CALIFORNIA                          92101
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (619) 515-0811

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 18, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $34,688,000.

As of March 18, 1998, the registrant had 7,842,101 shares of Common Stock outstanding.

Registrant's revenues for the fiscal year ended December 31, 1997 were $53,178,000.

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

Transitional Small Business Disclosure Format   Yes ___    No X

                                    BUSINESS

GENERAL

          Esquire Communications Ltd. (the "Company") is a court reporting firm using state-of-the-art technology to provide printed and computerized transcripts and video recordings of testimony from depositions to the legal profession in several large metropolitan areas, including New York City, Atlanta, Chicago, Denver, Philadelphia, Southern California, San Francisco, South Florida, San Antonio and Houston, Texas and Washington, D.C. The Company's strategy is to become a national court reporting firm by acquiring court reporting companies in major business communities around the country. The Company believes that by expanding through the acquisition of established court reporting companies in major cities, the Company will achieve a significant national presence in the court reporting industry. In evaluating a prospective acquisition candidate, management of the Company considers the following material factors: (i) financial condition and results of operations; (ii) experience and skill of management and management's availability after the acquisition; (iii) growth potential; (iv) costs associated with the consummation of the acquisition; (v) quality and loyalty of court reporting staff; and (vi) customer base and reputation. The size, nature and geography of the early acquisitions will determine the pace of the Company's achievement of national coverage. The Company believes that there are a number of suitable acquisition candidates in the size range contemplated.

THE COURT REPORTING INDUSTRY

          Court reporting is the verbatim transcription of the spoken word into the written word, generally from sworn legal testimony. The industry is divided into two distinct sectors-the recording of proceedings in court, or "official" court reporting, and all other court reporting. Official court reporting is performed by civil servant court reporters employed by municipal, state, or federal courts. All other court reporting is performed outside the courtroom by free-lance court reporters, who may be either self-employed, or employees or independent contractors affiliated with a court reporting agency. The Company is a court reporting agency which primarily uses the services of independent contractors to handle the recording of legal proceedings (typically civil ones) outside the courtroom and, to a lesser extent, the recording of other events such as hearings, arbitrations, board meetings, stockholders' meetings, conferences, conventions and media events.

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

SERVICES AND TECHNOLOGY

          The Company's basic business is the verbatim transcription of EBTs (examinations before trial) or depositions. Court reporting requires a trained professional capable of transcribing speech, which generally approximates 200 words per minute, using shorthand symbols. Most of the Company's court reporters use a computer-aided transcription, or CAT, system for transcribing depositions. Much like traditional stenotype machines, CAT systems enable a court reporter to represent what is spoken as phonetic symbols. CAT systems, however, have an added feature: the phonetic symbols are simultaneously recorded on the traditional paper tape and on disk. Whether taken on a CAT system or a traditional stenotype machine, the shorthand notes are translated from the paper or magnetic medium, then edited to produce a final transcript. CAT systems enable the computer to interpret the shorthand symbols and translate them into English, a process that otherwise must be done manually. CAT systems have speeded the production of the final transcript; in fact, a court reporter can connect a computer to his stenotype machine, which can perform the translation during the proceedings and allow him to provide a transcript directly following the proceeding. As a by-product of CAT technology, specialized software has been developed enabling court reporters to provide clients with a floppy disk containing the translation of the shorthand symbols in a computer-readable format. This software allows the client to search, store, index, annotate, and manage transcripts. Documents can be searched easily for relevant portions of testimony, and can be integrated into larger databases containing all of the other information pertaining to a particular proceeding.

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

         o MULTIMEDIA TECHNOLOGY SYSTEMS. This format allows text and video images to be shown concurrently on a single screen. The proceedings are taped on video while the court reporter records the proceedings on a stenotype machine connected to a computer equipped with the appropriate software. A videotape or CD ROM can later be accessed via video cassette recorder or computer, as appropriate.

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

ACQUISITION STRATEGY

          The Company intends to continue expanding geographically by making initial acquisitions in new geographic markets of one or more court reporting companies that can operate effectively on a decentralized basis resulting in the creation of a new "hub." Subsequent to the establishment of a hub, the Company intends to acquire additional court reporting agencies in that market. The Company believes that these "tuck-in" acquisitions can be absorbed without significant increases in administrative costs. The Company's strategy is to become a national court reporting company by acquiring court reporting companies in both its present geographic markets and in other major metropolitan areas in the United States. The Company believes a national court reporting firm will be able to more effectively serve its clients. The highly fragmented nature of the court reporting industry provides substantial acquisition opportunities for the Company. With the advent of sophisticated and rapidly changing technologies, aggressive marketing and professional management, the Company believes that some small firms are unlikely to be able to make the necessary capital investments required to compete effectively against better-capitalized competitors. Through its utilization of the newest technologies and its ability to provide professional management, the Company will benefit from certain economies of scale in its operations and marketing by expanding in its present market places. Additionally, the Company believes that the efficiencies it has achieved in its present locations can be duplicated in other locations which may be acquired in the future. For example, the Company has developed a customized computer system to handle the scheduling of depositions and billing and accounting matters. This software will be used in managing the firms acquired by the Company without any corresponding material increases in operating costs. Additionally, the Company's training program for managers will enable the Company to efficiently streamline the operations of acquired businesses by reducing or eliminating administrative offices and certain staff positions of such acquired businesses.

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

On January 27, 1995, the Company acquired substantially all the assets of Coleman, Haas, Martin & Schwab, Inc. ("CHMS"), a California based court reporting company. The purchase price paid by the Company for CHMS consisted of $400,000 in cash, promissory notes in the aggregate principal amount of $800,000 and 76,923 unregistered shares of Common Stock of the Company. Upon CHMS attaining specified revenues in 1995, the Company paid an additional $150,000 in cash. The principal amount of one of the promissory notes was subject to adjustment based on revenue levels attained by CHMS in 1995 and 1996. As a result, the principal balance increased by approximately $35,000 for the 1995 fiscal year and $143,000 for the 1996 fiscal year. The promissory notes are payable in equal monthly installments over a period of seven years, together with interest at the rate of 9% per annum.

          On July 26, 1996, the Company acquired the assets and liabilities of Kitlas, Dickman & Associates, a court reporting agency based in San Diego, California.

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

          On November 15, 1996, the Company acquired the assets and liabilities of Sherry Roe & Associates, Inc., a Washington, D.C. based court reporting company. The purchase price paid consisted of $600,000 in cash, a subordinated promissory note in the principal amount of $530,000 and 71,748 unregistered shares of Common Stock.

          On January 3, 1997, the Company acquired the assets and liabilities of Nevill & Swinehart and Pelletier & Jones, both Southern-California based court reporting companies. The inclusion of the historical financial statements would not have had a material effect on the operating results of the Company. The purchase price in such acquisitions consisted of $1,550,000 in cash, subordinated promissory notes in the aggregate principal amount of $735,000 and 100,000 unregistered shares of Common Stock. The promissory notes are payable over a period of six years, together with interest at the rate of 8% or 9% per annum. Effective July 1, 1997, the Company issued additional subordinated promissory notes in the aggregate principal amount of $1,500,000 payable over five years, without interest, in connection with such acquisitions.

          On May 28, 1997, the Company acquired the assets of Wolfe, Rosenberg & Associates, Inc. ("WRA"), a court reporting agency based in Chicago, Illinois. The purchase price, inclusive of associated costs, approximated $6,169,000, paid in cash. The purchase price is subject to revision based upon the revenue derived from WRA's business for 24 months commencing June 1997.

          On June 13, 1997, the Company acquired the assets of Krauss, Katz & Ackerman, Inc. ("KKA"), a court reporting agency based in Philadelphia, Pennsylvania. The purchase price, inclusive of associated costs, consisted of approximately $9,504,000 in cash. The purchase price was subject to an increase based upon the revenue derived from KKA's business for the 36 months ending December 31, 1999. The increase was payable in unregistered shares of the Company's Common Stock, up to a maximum of 300,000 shares. In November 1997, the agreement with KKA was amended to delete any increase to the purchase price and the Company issued 300,000 unregistered shares of Common Stock.

          On June 18, 1997, the Company acquired the assets of American Network Services, Inc. (DepoNet), a court reporting referral network, based in Atlanta, Georgia. The purchase price, inclusive of associated costs, consisted of approximately $6,633,000 in cash and 750,000 unregistered shares of the Company's Common Stock.

          On August 29, 1997, the Company acquired substantially all the assets of Hyatt Court Reporting & Video, Inc., a Denver, Colorado based court reporting firm. The purchase price paid by the Company consisted of $600,000 in cash and a promissory note in the principal amount of $100,000. The promissory note is payable in equal quarterly installments over a period of two years, without interest.

          On October 1, 1997, the Company acquired substantially all the assets of Kim Tindall & Associates, a San Antonio, Texas court reporting firm. The purchase price paid by the Company consisted of $1,900,000 in cash and 120,000 unregistered shares of Common Stock.

          On October 7, 1997 and effective October 15, 1997, the Company acquired substantially all of the assets of five court reporting firms in Fort Lauderdale, Florida, consisting of Associates/Certified Reporting, County Reporting, Justice Reporting, Lauderdale Reporting and Merit Reporting. The aggregate purchase price for the five companies consisted of $3,040,000 in cash, 86,000 unregistered shares of Common Stock and a $50,000 promissory note payable in 16 equal quarterly installments, with interest at the rate of 8% per annum.

          On October 9, 1997, the Company acquired substantially all of the assets of Haynes & Harpster Court Reporters, a southern California court reporting firm. The purchase price paid by the Company consisted of $400,000 in cash and a promissory note in the principal amount of $175,000, payable in eight equal quarterly installments, without interest.

          On October 9, 1997, the Company acquired substantially all the assets of Cynthia Varelli, a Chicago, Illinois court reporting firm. The purchase price paid consisted of $275,000 in cash and $300,000 payable in twelve equal quarterly installments and two promissory notes in the aggregate principal amount of $397,000, payable $297,000 on October 1, 1998, with the balance payable in eight equal quarterly installments, without interest.

          On November 7, 1997, the Company acquired by merger
Jurist-Begley Reporting Services, Inc. and related entities, a court reporting agency based in Philadelphia, Pennsylvania. The purchase price consisted of 854,427 unregistered shares of the Company's Common Stock.

          On December 8 and 11, 1997, respectively, the Company acquired substantially all the assets of Henry Jacobs & Associates and Affiliated Reporters (doing business as Certified Reporting Company), two court reporting agencies based in New York City. The aggregate purchase price consisted of $3,400,000 in cash, a promissory note in the principal amount of $450,000 payable in 20 equal quarterly installments, together with interest at the rate of 8% per annum, and a convertible promissory note in the principal amount of $500,000 payable in three years, without interest.

          On January 5, 1998, the Company acquired substantially all the assets of A&A Court Reporters, a court reporting agency based in Houston, Texas. The purchase price paid by the Company consisted of $2,500,000 in cash and 141,000 unregistered shares of the Company's Common Stock.

          On January 7, 1998, the Company acquired substantially all the assets of Brody & Geiser, a court reporting agency based in Northern New Jersey. The purchase price paid by the Company consisted of $1,650,000 in cash and 227,586 unregistered shares of the Company's Common Stock.

          On January 16, 1998, the Company acquired substantially all the assets of Kerns & Gradillas, a southern California court reporting agency. The purchase price paid by the Company consisted of $5,500,000 of cash, a convertible subordinated promissory note in the principal amount of $1,300,000 payable in three years (convertible into common stock at a conversion price of $8.00 per share) and 171,429 unregistered shares of the Company's Common Stock.

          On February 12, 1998, the Company acquired substantially all the assets of Jewelinski Court Reporters, a southern California court reporting agency. The purchase price paid by the Company consisted of $150,000 of cash and a promissory note in the principal amount of $390,000 (subject to reduction) payable in 24 equal monthly installments, without interest.

          On February 20, 1998, the Company acquired all the assets of Friedi, Wolff & Pastore, a Washington, D.C. court reporting agency. The purchase price paid by the Company consisted of $600,000 of cash and 20,000 unregistered shares of the Company's Common Stock,

          On March 16, 1998, the Company acquired all the assets of VerbaVolant, a New York City court reporting agency, and all the assets of McGuire's Reporting Service and Morrissy & Others, both Chicago court reporting agencies. The aggregate purchase price paid by the Company for all three acquisitions was $1,354,000 of cash, promissory notes in the aggregate principal amount of $375,000, options to purchase 30,000 shares of the Company's Common Stock and 18,000 unregistered shares of the Company's Common Stock.

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

          Future technological innovations in the court reporting industry may create new services or products that are competitive with, superior to or render obsolete the services currently provided by the Company and other court reporting companies. There can be no assurance that the Company would not be adversely affected in the event of such technological innovation. In an attempt to keep abreast of the changing technology, representatives of the Company attend trade shows and serve on various industry group committees.

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

          The Company also attracts new business through contacts made as a result of its membership in the National Network Reporting Company ("NNRC"), a national network of approximately 53 large, reputable court reporting agencies set up to facilitate the exchange of ideas among agency owners. Membership in NNRC is limited to one court reporting firm in each major metropolitan area in the United States, Canada and the United Kingdom. The Company is the NNRC representative for each of New York City, New York, Long Island, New York, Los Angeles, California and San Diego, California. The Company also has contractual relationships with deposition-setting services that refer work to the Company.

          The Company's client base is composed primarily of law firms. Since the Company provides verbatim transcriptions of sworn legal testimony, it is unlikely that customers which are not law firms or others involved in legal proceedings would be interested in the Company's services. Thus, the Company's future is dependent upon the continued use of legal proceedings and the need for transcriptions thereof by interested parties.

HUMAN RESOURCES

          At December 31, 1997, the Company had 349 full-time employees and approximately 950 free-lance court reporters. The Company's court reporters are primarily independent contractors, each of whom owns a stenotype machine and many of whom own personal computers. The Company's ability to utilize the services of independent contractors has significant favorable consequences to the Company. As a result, the Company is able to minimize its fixed operating costs, while avoiding certain capital expenditures. Although the Company does not have the same amount of control over an independent contractor as it does over an employee of the Company, the Company does not believe that this has had a negative impact on its business since the Company has been able to attract highly qualified professionals. The Company provides comprehensive training to its managers and has an internship program for its court reporters. The Company's employees and independent contractors are not represented by any union. The Company considers its relations with its employees and free-lance court reporters to be good.


ITEM 2.   PROPERTIES

          The Company's three principal leases relate to its corporate headquarters in San Diego, California and its office leases in New York City and Santa Ana, California. The Company leases approximately 4,600 square feet of office space in San Diego, California for a term ending June 30, 2000, at an annual rent of $86,400. The Company leases approximately 19,870 square feet of office space in Santa Ana, California for a term ending January 1, 2002 at an annual rent of $425,724. The Company leases approximately 11,500 square feet of office space in New York, New York for a term ending December 31, 2005, at an annual rent of $147,829.

          The Company also leases office space in the several locations where the Company has court reporting agencies. The leases generally run for a term of five years and expire at various dates from time to time. In addition, the Company owns an office condominium of approximately 1,100 square feet of office space at 230 Hilton Avenue, Hempstead, New York.

 ITEM 3.  LEGAL PROCEEDINGS

          The Company is not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

          Effective May 18, 1993, the Common Stock of the Company was listed on the Boston Stock Exchange and Nasdaq Stock Market under the symbol "ESQS." The following table sets forth for the calendar periods indicated the high and low bid prices on the Nasdaq Stock Market for the Common Stock for the period commencing January 1, 1996. The prices set forth below do not include retail mark-ups, mark-downs or commissions and represent prices between dealers and are not necessarily actual transactions.



                                HIGH                   LOW
            1997
First Quarter                 $4.625                 $2.375
Second Quarter                 5.625                   3.25
Third Quarter                  9.375                  4.563
Fourth Quarter                 8.625                  4.625

1996
First Quarter                  $3.50                  $2.75
Second Quarter                  3.50                   2.75
Third Quarter                   3.25                   2.00
Fourth Quarter                 3.375                  2.125

          There were approximately 75 shareholders of record of Common Stock as of January 12, 1998. This number does not include beneficial owners holding shares through nominee or "street" names. The Company believes that it has more than 2,000 beneficial holders of Common Stock.

DIVIDEND POLICY

          The Company has never declared or paid cash or other dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. Pursuant to the terms of the Company's Series A Preferred Stock and Credit Agreement with its lenders, the Company is prohibited from paying cash dividends. The Company presently intends to retain all earnings for use in its business and does not anticipate paying dividends in the foreseeable future.

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

          In 1997, the Company acquired 17 court reporting agencies (collectively referred to as "1997 Acquisitions"). The Company acquired the assets of Kitlas, Dickman & Associates ("KDA") in July 1996, M&M Reporting Referral Services, Inc. ("M&M") in October 1996 and Sherry Roe & Associates, Inc. ("SRA") in November 1996 (collectively referred to as "1996 Acquisitions").

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

          Revenues increased by $23.7 million or 80.3%. The Company believes that the increase in revenues from its pre-1997 Acquisition operations was due to its marketing efforts as well as full year operating results from its 1996 Acquisitions that took place primarily in the third quarter of 1996.

          Operating expenses increased by $13.6 million, from $16.7 million in 1996 to $30.3 million in 1997, consistent with the increase in revenue. As a percentage of revenue, operating expenses were 56.9% in 1997 and 56.5% in 1996.

          General and administrative expenses increased by $9.5 million to $20.0 million. General and administrative expenses in 1997 included approximately $1,300,000 primarily relating to an officer's termination agreement and termination expenses relating to certain marketing activities, as well as approximately $922,000 in costs incurred in connection with an acquisition accounted for using the pooling of interests method of accounting. General and administrative expense in 1996 included a $150,000 expense relating to a sublease loss. Excluding these items, general and administrative expenses increased by $7.4 million to $17.8 million. The increase in 1997 was primarily due to the large volume of 1997 Acquisitions, consisting of payroll and occupancy expenses, as well as increased sales commissions, marketing and promotional expenses and administrative support expenses due to increased revenue levels. As a percentage of revenue, general and administrative expenses, excluding the items described above, decreased from 35.4% in 1996 to 33.5% in 1997.

          Depreciation and amortization increased by $1.3 million. The increase is primarily due to additional amortization charges arising from the 1996 and 1997 Acquisitions. A significant component of the amortization expense relates to the cost in excess of the net tangible assets of acquired businesses (goodwill).

          Interest expense, net increased by $1,440,000 due to the incurrence of additional debt to finance acquisitions and fund working capital.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

          Revenues increased by $2.7 million or 10.2%. Excluding revenues from 1996 Acquisitions, the revenues increased by approximately 4.8% or $1.3 million. The Company believes that the increase in revenues was due to its marketing efforts and partly due to several large multi-party projects undertaken in 1996.

          Operating expenses increased by $1.6 million, from $15.1 million in 1995 to $16.7 million in 1996 in line with the revenue increase. As a percentage of revenues, operating expenses were 56.5% in 1996 and 56.4% in 1995.

          General and administrative expenses increased by $1.9 million to $10.6 million. The increase was in part due to expenses related to 1996 Acquisitions consisting of payroll and occupancy expenses and increased sales compensation, marketing and promotional expenses and administrative support expenses due to increased revenue levels. Expenses incurred by the Company's Corporate Services Division and additional expenses incurred for planned growth also contributed to the increase. Corporate Services Division markets court reporting services on a national basis to large insurance companies and corporations, and the revenues from such efforts were not significant in 1996. The expenses incurred by Corporate Services Division consisted of payroll, advertising and promotional expenses. In addition, general and administrative expenses include approximately $262,000 relating to the sublease loss (see Note 9 to Consolidated Financial Statements). As a percentage of revenue, general and administrative expenses increased from 32.3% to 35.9%. As the increase in general and administrative expenses was greater than the contribution from increased revenues, overall operating income declined.

          Depreciation and amortization increased by $147,000 due to additional amortization charges arising from the 1996 Acquisitions and due to additional depreciation arising from the capital expenditures for the Company's new office space for its New York operations. A significant component of the amortization expense relates to the cost in excess of the net tangible assets of acquired businesses (goodwill).

          Interest expense increased by $133,000 due to incurrence of additional debt to finance acquisitions and fund working capital.

          The Company's operations resulted in a net loss of $376,000 before extraordinary item compared to income of $321,000 in 1995. As the increases of above-mentioned expenses negated the additional contribution from increased revenues, operations for the year resulted in a loss compared to a profit in 1995.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1997, the Company's working capital was approximately $1.6 million, which was approximately $2.0 million less than at December 31, 1996. The decrease was primarily due to the increase in the Company's accounts payable and accrued expenses and increase in the current maturities of long-term debt, net of the increase in the Company's accounts receivable. The increase in the Company's accounts receivable was due to the 1997 Acquisitions and increased revenue levels. The increase in the Company's accounts payable and accrued expenses was primarily due to the 1997 Acquisitions and certain expenses accrued in connection with an officer's termination agreement.

          In December 1996, the Company entered into a three-year revolving loan agreement ("Loan Agreement") with a financial institution which, as amended in June, September and November 1997, provides for borrowings up to $65.0 million based on operating cash flows as defined therein. Borrowings under the Loan Agreement bear interest at either prime rate or London Interbank Offered Rate (LIBOR), at the Company's election, plus the applicable margin rate. The applicable margin varies on the basis of operating cash flows and the overall leverage ratio as defined in the Loan Agreement. The effective rate at December 31, 1997 was 9.3%. The Loan Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial ratios and covenants. Effective December 26, 1997, the Company entered into a guaranty agreement ("Guaranty") with a preferred stockholder, whereby the stockholder would guaranty up to $1,000,000 of advances in excess of the Company's operating cash flows for a period of 30 days, which was subsequently amended to expire on February 10, 1998. As of February 10, 1998, the Guaranty expired, and the Company was in compliance with all financial ratios and covenants. The aggregate borrowings at December 31, 1997 were $40.1 million.

          In June 1997, the Company raised approximately $7.1 million through a private sale of Convertible Preferred Stock. The funds were principally used to finance 1997 Acquisitions. In January 1998, the Company commenced a private sale of Convertible Preferred Stock, whereby up to $4.8 million would be raised. As of March 23, 1998, $4.4 million was raised, with the funds principally used to finance acquisitions subsequent to December 31, 1997.

          The Company's strategy is to continue to finance future acquisitions principally and/or with the issuance of the Company's securities and borrowings. The availability of these capital resources is dependent upon prevailing market conditions, interest rates and the financial condition of the Company.

          The capital expenditures for 1998 are expected to range between $700,000 and $800,000. The Company believes that the cash flows from its operations supplemented, if needed, by additional borrowing capacity from the Loan Agreement will be sufficient to support the working capital and capital expenditure requirements through at least the end of 1998.

NEW ACCOUNTING STANDARDS

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purposes financial statements. Statement No. 130 shall be effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier periods presented. The Company does not believe the adoption of Statement No. 130 will have a significant impact on the Company's business, results of operations or financial position for the year ending December 31, 1998.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"), effective for fiscal years beginning after December 15, 1997. Statement No. 131 establishes standards for reporting information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to stockholders. The Company does not believe the adoption of Statement 131 will have a significant impact on the Company's financial statement disclosures.

 ITEM 7. FINANCIAL STATEMENTS

          Reference is made to the Financial Statements, the reports thereon and notes thereto, commencing on page F-1 to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and executive officers of the Company are as follows:

                                                                 DIRECTOR  OR
NAME                 AGE    POSITION WITH COMPANY                OFFICER SINCE

Malcolm L. Elvey      56    Chairman of the Board and Director     1993
David A. White        45    Chief Executive Officer and            1997
                            Director
Cary A. Sarnoff       50    Vice Chairman and Director             1994
David A. Higson       50    Senior Vice President, Chief           1997
                            Financial Officer and Secretary
Carole L. Hughes      50    Senior Vice President- East Coast      1998
                            Operations
Gregory J.            42    Senior Vice President, Marketing,      1997
Mazares                     Sales and Strategic  Planning
Steven L.             38    Vice President and Treasurer           1997
Wolkenstein
John C. Durham        43    Director                               1997
Mortimer R.           75    Director                               1993
Feinberg(1)(2)
David J. Feldman      58    Director                               1993
Andrew P.             52    Director                               1993
Garvin(1)(2)
Fir M. Geenen         43    Director                               1997
Joseph P.             33    Director                               1996
Nolan(1)(2)
Bruce V. Rauner       41    Director                               1996


--------------

(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee


          MALCOLM L. ELVEY has served as Chairman of the Board of Directors of the Company and its predecessors since their respective incorporations. Mr. Elvey also served as Chief Executive Officer of these entities from the time of their respective incorporations until 1997. Mr. Elvey is a Chartered Accountant and has a Master of Business Administration from the University of Cape Town. From 1985 through 1987, Mr. Elvey served as President and Chief Executive Officer of Pritchard Services, Ltd. where he was responsible for the home health care, hospital and building maintenance, security and food services subsidiaries, and served as a director of ADT Ltd. (formerly, the Hawley Group Ltd.), an international service company.

          DAVID A. WHITE has been Chief Executive Officer of the Company since February 1997. He has also been an officer of Harlingwood & Company LLC ("Harlingwood") since 1997. From 1992 to December 1996, Mr. White was employed by MedTrans, a division of Laidlaw, Inc., as President. From 1991 to 1992, Mr. White was Vice President, Financial Operations for a division of Laidlaw, Inc.

          CARY A. SARNOFF has served as Vice Chairman of the Company since November 1994. Mr. Sarnoff was President of Sarnoff Deposition Service, Inc. for more than five years prior thereto. Mr. Sarnoff formed in 1982 and owns CAT-Links, a litigation support software development company. Mr. Sarnoff has more than 25 years experience in the court reporting industry. He was a founding member of the NNRC and served as a member of the Board of Directors of the California Court Reporters Association.

          DAVID A. HIGSON has been Senior Vice President, Chief Financial Officer and Secretary of the Company since May 1997. From June 1993 to April 1997, he was Senior Vice President-Administration and Financial Operations of MedTrans. For more than five years prior thereto he was regional director for financial operations of Laidlaw Inc.

          CAROLE L. HUGHES was appointed Senior Vice President of the Company in February 1998. From 1981 to November 1997, Ms. Hughes was the owner of Jurist-Begley Reporting Services (or its predecessor), a court reporting company.

          GREGORY J. MAZARES was appointed Senior Vice President, Marketing, Sales and Strategic Planning of the Company in September 1997. For nine years prior thereto, he was a senior executive in the litigation support field, including the past four years as President of Litigation Sciences Inc. Prior thereto, he was regional vice president and general manager for First Interstate Bank of California.

          STEVEN L. WOLKENSTEIN was appointed Vice President and Treasurer of the Company in September 1997. From April 1993 to August 1997, he was tax and treasury/international finance manager for the Upper Deck Company, and for 5 years prior thereto he was with KPMG Peat Marwick LLP, with his last position being senior tax manager.

          JOHN C. DURHAM, MD, became a director of the Company as of June 18, 1997. Dr. Durham was a founder of American Network Services, Inc., the nation's largest network of court reporting, process serving and legal videography providers, a company acquired by the Company on June 18, 1997. From 1993 to 1997, Dr. Durham served as chief executive officer and subsequently chief executive officer and president of American Network Services. From 1985 to 1993, Dr. Durham was a partner in the practice of DuVall and Durham Internal Medicine Associates of Cordele, Georgia.

          MORTIMER R. FEINBERG, PH.D., has served as a director of the Company since its incorporation. He is the co-founder of BFS Psychological Associates, Inc., a human resources consulting firm, and has served as Chairman of its Board of Directors since 1960. Dr. Feinberg is Professor Emeritus, Baruch College, City University of New York and is a frequent contributor to the Wall Street Journal on human resources and other business topics.

          DAVID J. FELDMAN served as President, Chief Operating Officer and a director of the Company from September 1993 to May 1, 1997, when he resigned as President and Chief Operating Officer. Mr. Feldman was President of David Feldman & Associates (U.S.A.) Ltd. for more than five years prior thereto. Mr. Feldman has more than thirty years experience in the court reporting industry, including serving as a court reporter for the Knapp Commission Hearings and the Nelson Rockefeller Commission on Critical Choices for America.

          ANDREW P. GARVIN has served as a director of the Company since its incorporation. Mr. Garvin is the co-founder of FIND/SVP, a consulting, research and information gathering company, and has served as its Chief Executive Officer since 1969.

          FIR M. GEENEN is a principal of Harlingwood and managing partner of Harlingwood's affiliate Harlingwood Partners, L.P., an acquisition advisory firm. Mr. Geenen has been with Harlingwood since 1988. Mr. Geenen is also a director of Global Passenger Services, Digital Medical Records, Mercy Medical Transportation and Franchise Bancorp.

          JOSEPH P. NOLAN has served as director of the Company since October 1996. Mr. Nolan is a principal and has been with Golder, Thoma, Cressey, Rauner, Inc., an affiliate of Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR"), since February 1994. From May 1990 to January 1994, Mr. Nolan was Vice President Corporate Finance at Dean Witter Reynolds Inc. Mr. Nolan is also a director of Lason Inc., Principal Hospital, Inc., UllO International and Excaliber Tubular Corporation.

          BRUCE V. RAUNER has served as director of the Company since October 1996. Mr. Rauner is a principal and has been with Golder, Thoma, Cressey, Rauner, Inc. since 1981. Mr. Rauner is also a director of ERO, Inc., COREStaff, Inc., Coinmach Laundry Corporation, Lason Inc., Polymer Group, Inc., Cherrydale Farms, Inc., International Computer Graphics, Principal Hospital, Inc. and U.S. Aggregates.

          Messrs. Garvin, Geenen, Feinberg and White have agreed to resign as directors at any time upon the request of GTCR. All other directors will hold office until the next annual meeting of stockholders and until the election and qualification of their successors, or until death, resignation or removal. Compensation for directors who are not officers of the Company is $1,250 per meeting. Officers serve at the discretion of the Board of Directors and under the terms of any employment agreement which may exist.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and holders of more than ten percent are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the year ended December 31, 1997, its executive officers, directors and holders of more than ten percent complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth certain information regarding compensation paid by the Company or accrued for services rendered in all capacities during the fiscal year ended December 31, 1997, to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000:


                                                                       SUMMARY COMPENSATION TABLE

                                    Annual Compensation                             Long Term Compensation
                            ------------------------------------------------   ----------------------------------------------------
                                                                              Awards                            Payouts
                                                                             ----------                    ----------------
                                                              Other          Restricted
                                                              Annual         Stock        Options        LTIP            All Other
Name and                            Salary       Bonus        Compensation   Awards(s)    /SARS         Payouts         Compensation
Principal              Year         ($)          ($)              ($)             ($)      (#)            ($)                ($)
Position

Malcolm L. Elvey       1997        $200,043                                              100,000
Chairman               1996         194,595     $115,000                                  50,000
                       1995         166,431

David A. White         1997         174,791                                              100,000
Chief Executive
Officer(1)

Cary A. Sarnoff,       1997         191,675                                               75,000
 Vice Chairman         1996         190,436                                               50,000
                       1995         160,629

David A. Higson        1997          93,750       13,000                                 125,000
Senior Vice
President(2)

David J. Feldman       1997         229,890
 President (3)         1996         188,927      358,665                                  50,000
                       1995         161,335      238,543

Debra Neiderfer        1997         183,175       20,000
 Vice President        1996         115,967       48,666                                  5,000
                       1995          82,660       18,650


(1) Amounts were paid to Harlingwood.
(2) Represents compensation for the partial year from May 15, 1997.
(3) Mr. Feldman resigned as president in May 1997

EMPLOYMENT AND RELATED AGREEMENTS

          Malcolm L. Elvey is employed under an employment agreement which expires May 1998 and is automatically renewable on a year-by-year basis unless terminated by either party upon at least 60 days notice prior to the renewal date. Mr. Elvey receives an annual salary of $194,595, which is subject to cost of living increases. Mr. Elvey is also entitled to an annual bonus ranging from 3% based on pre-tax earnings of the Company in excess of $750,000 to 15% based on pre-tax earnings of the Company in excess of $2,500,000; provided, however, that the bonus will not exceed 100% of Mr. Elvey's annual salary. In the event the Company consummates any acquisitions, these pre-tax earnings levels are increased by 70% of the net income before taxes of the acquired business, excluding any extraordinary items of gain or loss (which amount is prorated for the portion of any year in which the acquired business operations are consolidated with the Company's). The employment agreement terminates upon the death or permanent disability of Mr. Elvey or for cause. Cause is defined as a material breach of the employment agreement by Mr. Elvey, his gross negligence or willful misconduct in the performance of his duties, his dishonesty to the Company, conviction of a felony or excessive absenteeism unrelated to a disability. In addition, Mr. Elvey has agreed not to compete with the Company for a period of two years following the termination of his employment with the Company. The Company maintains and is the beneficiary of key-man life insurance in the amount of $1,000,000 on the life of Mr. Elvey.

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

          In connection with the acquisition of the DFA, on September 30, 1993, the Company entered into an employment agreement with David J. Feldman pursuant to which Mr. Feldman was employed as President and Chief Operating Officer of the Company. The agreement was to expire four years from the date thereof and was to be automatically renewed on a year- by-year basis unless terminated by either party upon at least 60 days notice prior to the renewal date. Mr. Feldman received an annual salary at the rate of $188,927. Mr. Feldman was also entitled to an annual bonus of 4.25% of total annual revenues of the Company in excess of $4,200,000 and 5% of total annual revenues of the Company in excess of $9,000,000, as adjusted for subsequent acquisitions by the Company. During the first two years, Mr. Feldman was entitled to a minimum bonus of $175,000 per year and during the third and fourth years was entitled to a minimum bonus of $225,000 per year.

          Effective May 1, 1997, Mr. Feldman resigned as an officer and employee of the Company, but remains as a Director of the Company. In connection with the resignation, the Company agreed to pay to Mr. Feldman the aggregate amount of $641,035, payable as follows: (a) from May 1, 1997 through March 31, 1998, the amount of $22,185 per month; (b) for the period April 1, 1998 through September 30, 1998, the amount of $6,000 per month; (c) on August 15, 1997, the amount of $161,000; (d) on November 15, 1997, the amount of $150,000; and (e) on May 1,
1997 through September 30, 1997, the amount of $100,000 per month. On May 1, 1997 through September 30, 1998, Mr. Feldman will be paid the amount of $1,500 per month in connection with conducting monthly sales meetings. Mr. Feldman has also agreed to make himself available to the Company through September 30, 1998 for consulting services for which he will be entitled to additional compensation at the rate of $2,000 per day (or portion thereof). All options to purchase Common Stock held by Mr. Feldman will become vested on September 30, 1998 and will continue to be exercisable until the first to occur of two years from his ceasing to be a director of the Company or ten years from the respective dates the options were granted. Mr. Feldman has agreed not to compete with the Company through September 30, 1998. The Company has agreed to use its best efforts to cause Mr. Feldman to be elected as a director for as long as he desires through the later of September 30, 1998 and the date he ceases to own at least 400,000 shares of Common Stock of the Company.

          Effective February 13, 1997, the Company entered into a management agreement with Harlingwood pursuant to which Harlingwood has been engaged to provide management services to the Company for a one year period of time. Pursuant to this agreement, Harlingwood agreed to assign Mr. White to fulfill its duties and to act as Chief Executive Officer of the Company. Harlingwood will be paid an annual fee at the rate of $175,000 per annum. In connection with such agreement, the Company granted options to Harlingwood to purchase 150,000 shares of Common Stock at an exercise price of $9.00 per share and sold to Harlingwood 250,000 shares of Common Stock at a price of $3.125 per share, which purchase price was paid by Harlingwood issuing to the Company a promissory note in the principal amount of $781,250, bearing interest at the rate of 7% per annum. The note is secured by a pledge of the shares and is payable in full on April 15, 2001. The shares and options vest 25% on February 13, 1998 and ratably over a three year period of time subsequent thereto. On December 15, 1997, Harlingwood exercised options to purchase 100,000 shares of Common Stock at a exercise price of $3.75 per share and delivered to the Company in payment of the exercise price a promissory note in the principal amount of $375,000, bearing interest at the rate of 7% per annum. The note is secured by a pledge of the shares and is payable in full on December 15, 2001. As the result of the foregoing, at December 31, 1997, Harlingwood was indebted to the Company in the principal amount of $1,156,250. The Company has agreed to loan to Harlingwood any funds needed to pay the exercise price in connection with the exercise of the options. The Company and Harlingwood are presently negotiating an extension of this agreement.

          Carole L. Hughes is employed under a three year employment agreement which expires November 2000 at an annual salary of $135,000. Ms. Hughes is also entitled to a performance bonus of up to 50% of her annual salary if the Company achieves financial and operating objectives agreed to by Ms. Hughes and the Company, with Ms. Hughes to receive a minimum bonus of at least $60,000 for the first year. Ms. Hughes' employment agreement contains termination provisions which are substantially the same as those of Mr. Elvey's employment agreement. Ms. Hughes has agreed not to compete with the Company for a period of two years following the termination of her employment with the Company.

          Gregory J. Mazares is employed under a two year agreement which expires August 31, 1999 at an annual salary of $150,000. Mr. Mazares received an initial bonus of $50,000 and is entitled to an additional $50,000 bonus on September 1, 1998. If the employment of Mr. Mazares is terminated by the Company, the Company has agreed to pay to him $200,000 in severance payments, payable in 12 equal monthly installments.

STOCK OPTION PLAN

          In February, 1993, the Board of Directors of the Company adopted the 1993 Stock Option Plan (the "Plan"), which was approved by all stockholders of the Company. The Plan was amended to increase the number of options which may be granted thereunder to 2,000,000 shares of Common Stock. Incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options may be granted under the Plan.

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

          The table below sets forth information regarding the grant of stock options made to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 1997.


                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                   (Individual Grants)

==================================================================================================================================
                                                                      Percent
                                               Number of               of Total
                                               Securities              Options/SARs
                                               Underlying              Granted to        Exercise
                                               Options/SARs            Employees in      or Base             Expiration
                                               Granted                 Fiscal Year       Price                Date
Name                                             (#)                                       ($/Sh)
----------------------------------------------------------------------------------------------------------------------------------
Malcom L. Elvey                                 100,000                  14.33%             $3.75              6/2007
----------------------------------------------------------------------------------------------------------------------------------
David A. White (a)                              100,000                  14.33%             $3.75              6/2007
----------------------------------------------------------------------------------------------------------------------------------
David Feldman                                   0                          -                    -                  -
----------------------------------------------------------------------------------------------------------------------------------
Cary Sarnoff                                     75,000                  10.24%             $3.75              6/2007
----------------------------------------------------------------------------------------------------------------------------------
David A. Higson                                 100,000                  14.33%             $3.50              5/2007
                                                 25,000                   3.58%             $3.75              6/2007
----------------------------------------------------------------------------------------------------------------------------------
Debra Neiderfer                                  0                          -                 -                  -
==================================================================================================================================



          The table below sets forth information for the executive officers named in the Summary Compensation Table concerning option exercises during 1997 and outstanding options at December 31, 1997.

            AGGREGATED OPTION/SAR EXERCISES IN 1997 AND DECEMBER 31, 1997
                                   OPTION/SAR VALUES

==================================================================================================================================

                                                             Number of Securities                     Value of Unexercised
                                                                  Underlying                              in-the-Money
                          SHARES                                  Unexercised                            Options/SARs at
                          ACQUIRED                             Options/SARs at                         DECEMBER 31, 1997
                            ON            VALUE              DECEMBER 31, 1997
NAME                      EXERCISE        REALIZED
                                                   EXERCISABLE         UNEXERCISABLE               EXERCISABLE       UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------------
Malcolm L. Elvey             0               -        141,666            133,334                    $158,332            $191,668
-----------------------------------------------------------------------------------------------------------------------------------
David A. White(a)            100,000       $212,500         0            150,000                       -                       0
-----------------------------------------------------------------------------------------------------------------------------------
David Feldman                 0               -        91,666             33,334                     108,332              66,668
-----------------------------------------------------------------------------------------------------------------------------------
Cary Sarnoff                  0               -        16,666            108,334                      33,332             160,418
-----------------------------------------------------------------------------------------------------------------------------------
David A. Higson               0               -             0            125,000                        -                181,250
-----------------------------------------------------------------------------------------------------------------------------------
Debra Neiderfer               0               -        51,666              3,334                      53,540               7,085
===================================================================================================================================

------------------

(a)      These options were granted to, and exercised by, Harlingwood.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of March 15, 1998, certain information with respect to the beneficial ownership of the Common Stock by: (i) each of the Company's Directors, (ii) each officer named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iii) each other person (including any "group," as that term is used in Section 13(d)(3) of the Exchange Act) who is known by the Company to own beneficially 5% or more of the Common Stock. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, except as noted below. The address of each person listed below is 750 "B" Street, Suite 2350, San Diego, California 92101, unless otherwise indicated.

                                                                      Percent
NAME AND ADDRESS OF BENEFICIAL OWNER           Number of Shares       of Class

Malcolm L. Elvey (1)                              839,000                10.3%
  216 East 45th Street
  New York, NY 10017
The Sarnoff Trust (2)                             750,000                 9.6%
  2100 Broadway
  Santa Ana, CA 92706
Allied Investment Corporation (3)                 625,000                 7.4%
  Allied Investment Corporation II
  Allied Capital Corporation II
  1666 K Street
  Washington, DC 20006
CMNY Capital, L.P. (4)                            472,500                 6.0%
  135 East 57th Street
  New York, NY 10022
Mortimer R. Feinberg                                 __                     __
David J. Feldman (5)                              620,900                 7.8%
  216 East 45th Street
  New York, NY 10017
Andrew P. Garvin                                      400                   *
Golder, Thoma, Cressey, Rauner Fund IV,         6,337,436                44.7%
L.P. (6)
Joseph P. Nolan (6)                                  __                    __
Bruce V. Rauner (6)                                  __                    __
Cary A. Sarnoff (7)                               885,100                11.1%
John C. Durham                                    284,775                 3.6%
Harlingwood & Company LLC (8)                     500,000                 6.3%
Fir M. Geenen (8)                                 500,000                 6.3%
David A. White (8)                                500,000                 6.3%
David A. Higson (9)                               125,000                 1.6%
Debra Neiderfer (10)                               77,000                    *
Carole L. Hughes (11)                             432,378                 5.4%
Kathryn Benavides (11)                            432,348                 5.4%
  1092 The Great Road
  Princeton, NJ  08540
All directors and executive officers
as a group (12) (14 persons)                    3,807,553                43.0%


----------------

*        Less than 1%
(1)      Includes options to purchase 275,000 shares of the Company's
         Common Stock granted to Mr. Elvey under the Plan.
(2) The Sarnoff Trust is a revocable trust of which Cary A. Sarnoff and his wife, Michelle A. Sarnoff, are settlors, trustees and beneficiaries.
(3) These entities in the aggregate own warrants to purchase an aggregate of 625,000 shares of Common Stock at an exercise price of $2.90 per share, subject to adjustment.
(4) Robert Davidoff and Edwin Marks are the general partners of CMNY Capital, L.P. and may be deemed to control it.
(5) Includes options to purchase 125,000 shares of the Company's Common Stock granted to Mr. Feldman under the Plan.
(6)      GTCR is the direct owner of 19,012.5 shares of Series A
         Convertible Preferred Stock which is convertible into 6,337,436 shares of Common Stock. GTCR IV, L.P., a limited partnership , is the general partner of GTCR and Golder, Thoma, Cressey, Rauner, Inc. ("GTCR Inc.") is the general partner of GTCR IV, L.P. As such, they may be deemed to be the indirect beneficial owner of such securities. Messrs.
         Nolan and Rauner are principals of GTCR Inc.
(7) Includes shares owned by The Sarnoff Trust and options to purchase 125,000 shares of the Company's Common Stock granted to Mr. Sarnoff under the Plan. See Note (2).
(9) Messrs. White and Geenen are officers of Harlingwood. Includes 350,000 shares owned by Harlingwood and options to purchase 150,000 shares of Common Stock owned by Harlingwood.
(10) Consists of options to purchase 125,000 shares of the Company's Common Stock granted to Mr. Higson under the Plan.
(11) Includes options to purchase 55,000 shares of the Company's Common Stock granting to Ms. Neiderfer under the Plan.
(12) Includes options to purchase 91,000 shares of Common Stock of the Company.
(13)     Includes options to purchase 1,011,000 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company leases its Santa Ana, California office from an affiliate of Cary A. Sarnoff. The lease expires in June 1999 and grants to the Company an option to renew for five years. The Company believes the terms of the lease are comparable to market terms. At December 31, 1997, Mr. Sarnoff no longer had an interest in the premises.

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

          On October 23, 1996, the Company entered into a Purchase Agreement, as amended in June 1997 and January 1998 (the "Purchase Agreement"), pursuant to which the Company sold to GTCR and Antares Leveraged Capital Corp. (collectively, the "Investors") 19,012.50 and 487.50 shares of Series A Preferred Stock, respectively, for an aggregate purchase price of $19,500.00. In addition, the Investors have the right on or prior to December 17, 1998 to acquire up to an additional 3,000 shares of Series A Preferred Stock at a price of $1,000 per share. The Investors have the further right on or prior to July 9, 1999 to acquire up to 5,000 shares of Series B Preferred Stock at a price of $1,000 per share.

          The Series A Preferred Stock is convertible into Common Stock of the Company at a conversion price of $3.00 per share (subject to anti-dilution adjustments) and bears cumulative annual dividends at the rate of 6% ($60.00) per annum. The holders of Series A Preferred Stock have a liquidation preference of $1,000 per share, plus accrued dividends. Holders of Series A Preferred Stock have the right to vote together with the holders of Common Stock and are entitled to one vote for each whole share of Common Stock into which the Series A Preferred Stock is convertible (presently 333 1/3 votes per share). GTCR was granted various rights to ask for registration under the Securities Act of 1933 of any shares of Common Stock acquired by it upon conversion of the Series A Preferred Stock. Without the consent of the holders of a majority of the Series A Preferred Stock, the Company may not take various actions, including paying dividends on capital stock if there are any accrued but unpaid dividends on the Series A Preferred Stock, issuing any equity securities which are senior to or on a parity with the Series A Preferred Stock, merging with another entity, selling or otherwise disposing of all or substantially all its assets, or acquiring other entities. In addition, the Company may not issue in a private offering any equity securities without first offering the holders of Series A Preferred Stock the right to acquire their pro rata share. In connection with the Purchase Agreement, the Investors and Malcolm L. Elvey, Chairman of the Board of the Company, Cary A. Sarnoff, Vice Chairman of the Company, David J. Feldman, former President of the Company, CMNY Capital L.P. and Allied entered into the Stockholder's Agreement pursuant to which (a) the parties agreed to vote their shares to elect as directors four representatives designated by the Management Stockholders, two representatives designated by GTCR and four representatives jointly designated by GTCR and the Management Stockholders; provided, however, that if they are unable to agree on such joint designees within 90 days, then GTCR may elect the joint designees; (b) the Management Stockholders granted to the other stockholders rights of first refusal to acquire their shares if they desire to sell the same, subject to exceptions for public sales and for transfers to family members; and (c) if the Company's Board of Directors approves a sale of the Company's assets or capital stock (whether by merger or otherwise), each stockholder other than Allied and CMNY Capital L.P. agreed to consent to such transaction. Subject to specified conditions, the Management Stockholders have agreed to designate David Feldman and John Durham as Directors.

          The Series B Preferred Stock is identical to the Series A Preferred Stock except that it is junior to the Series A Preferred Stock, has a conversion price of $6.00 per share and has 166 2/3 votes per share.

          Messrs. Andrew Garvin, Mortimer Feinberg, David White and Fir Geenen, directors of the Company, have agreed to resign as directors at any time upon the request of GTCR.

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


PART IV

ITEM 13.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1). Financial Statements. The following consolidated financial statements of Esquire Communications Ltd. and Subsidiaries, required by Part II, Item 7, are included in Part IV of this report:

         Independent Auditors' Reports

         Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996.

         Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

         Notes to the Consolidated Financial Statements


 Exhibits

         (a)(3).  Exhibits:

EXHIBIT NO.

     3.1          Certificate of Incorporation of the Company, as amended.
     3.2          By-Laws of the Company.  Incorporated by reference to
                  Exhibit 3.2 to the Current Report on Form 8-K reporting on an event which occurred October 28, 1996 ("October 1996 8-K").
     10.1         Employment Agreement dated as of March 1, 1993, between
                  the Company and Malcolm L. Elvey.   Incorporated by
                  reference to Exhibit 10.1 to Registration Statement on
                  Form SB-2 (File No. 33-58814  ("SB")).
     10.2         Management Agreement dated as of February 13, 1997, among the
                  Company, Harlingwood & Company, LLC and David A.
                  White.
     10.3         Employment Agreement dated November 7, 1997, between the
                  Company and Carole L. Hughes.
     10.4         Agreement dated as of May 1, 1997 by and between the Company and David Feldman.
     10.5         Employment Agreement dated June 22, 1994 by and between the
                  Company and Cary A. Sarnoff. Incorporated by reference to
                  Exhibit 4 to Current Report on Form 8-K reporting on an event which occurred on June 22, 1994.
     10.6         Asset Purchase Agreement dated May 22, 1996, as amended, among the Company, M&M Reporting Referral Service, Inc. and the
                  stockholders of M&M Reporting Referral Service, Inc.
                  Incorporated by reference to Exhibit 10.1 to October 1996 8-K.
     10.7         Registration Rights Agreement dated as of October 28, 1996 between the Company and M&M Reporting Referral Service, Inc.
                  Incorporated by reference to Exhibit 10.3 to October 1996 8-K.
     10.8         Purchase Agreement dated October 23, 1996 by and between the
                  Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR")
                  and Antares Leveraged Capital Corp. (collectively with GTCR, the "Investors"). Incorporated by reference to Exhibit 10.4 to
                  October 1996 8-K.
     10.9         Stockholders Agreement dated October 23, 1996 by and between the Investors, Malcolm L. Elvey, Cary A. Sarnoff, David J.
                  Feldman, CMNY Capital L.P. and Allied Investment Corporation,
                  Allied Investment Corporation II and Allied Capital
                  Corporation II. Incorporated by reference to Exhibit 10.5 to
                  October 1996 8-K.
     10.10        Registration Agreement dated October 23, 1996 among the
                  Company and the Investors. Incorporated by reference to
                  Exhibit 10.6 to October 1996 8-K.
     10.11        Agreement dated October 23, 1996 among the Company, GTCR,
                  David J. Feldman, The Sarnoff Trust, Allied Investment
                  Corporation I, Allied Investment Corporation II and Allied
                  Capital Corporation II relating to registration rights.
                  Incorporated by reference to Exhibit 10.7 to October 1996 8-K.
     10.12        Credit Agreement dated as of December 24, 1996 by and among
                  Esquire Communications Ltd., as Borrower, Antares Leveraged
                  Capital Corp., as Agent and the Other Financial Institutions
                  Party Hereto, as Lenders. Incorporated by reference to Exhibit
                  10.18 to the Company's Annual Report on Form 10- KSB for the
                  year ended December 31, 1996.
     10.13        Asset Purchase Agreement dated as of May 28, 1997 among the
                  Company, Wolfe Rosenberg & Associates, Inc., M&M Computrans,
                  Seymour L. Wolfe and Fred R. Rosenberg. Incorporated by
                  reference to Exhibit 10.1 to Current Report on Form 8-K
                  reporting on an event which occurred on May 28, 1997.
     10.14        Asset Purchase Agreement dated as of June 13, 1997, among the
                  Company, Krauss, Katz & Ackerman, Inc., Harvey Krauss, Leonard
                  Katz and Robert Ackerman. Incorporated by reference to Exhibit
                  10.1 to Current Report on Form 8-K reporting on an event which occurred June 13, 1997 ("June 1997 8-K").
     10.15        Asset Purchase Agreement dated as of June 18,1997, among the
                  Company, American Network Services, Inc., John C. Durham,
                  David Rainwater, William Bird and Jeff Johnson. Incorporated
                  by reference to Exhibit 10.2 to June 1997 8-K.
     10.16        Amendment No. 2 dated as of January 8, 1998 to Purchase
                  Agreement dated October 23, 1996, among  the Company,
                  Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Antares
                  Leveraged Capital Corp.
     10.17        Employment Agreement dated September 1, 1997 between the
                  Company and Gregory J. Mazares.
     10.18        Amendment No. 1 dated as of June 17, 1997 to Purchase
                  Agreement dated October 23, 1996, among Esquire, Golder,
                  Thoma, Cressey, Rauner Fund IV, L.P. and Antares Leveraged
                  Capital Corp.  Incorporated by reference to Exhibit 10.3 to
                  June 1997 8-K.
     10.19        Amendments No. 1 and No. 2 to Stockholder's Agreement dated
                  October 23, 1996, among Esquire and various stockholders of
                  Esquirer.  Incorporated by reference to Exhibit 10.4 to June
                  1997 8-K.
     21           Subsidiaries of the Registrant.

     23           Consent of independent accountants

     (b)    Reports on Form 8-K.

            None

                          INDEPENDENT AUDITORS' REPORT
The Board of Directors
Esquire Communications Ltd.:


We have audited the accompanying consolidated balance sheets of Esquire Communications Ltd. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Esquire Communications Ltd. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

We also audited the combination of the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1995, after restatement for the 1997 pooling-of-interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of the notes to the consolidated financial statements.


                                              KPMG PEAT MARWICK LLP
San Diego, CA.
March 27, 1998

To The Board of Directors Of
Esquire Communications Ltd.

     We have audited the consolidated balance sheet of Esquire Communications Ltd. as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esquire Communications Ltd. as of December 31, 1995, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles.

/S/ FREED MAXICK SACHS & MURPHY, P.C
FREED MAXICK SACHS & MURPHY, P.C

Buffalo, New York
March 27, 1998

                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

t
                          Consolidated Balance Sheets
                           December 31, 1997 and 1996
                       (In Thousands, Except Share Data)

             Assets (pledged)

                                                  1997             1996
                                                                 (Note 2)
Current assets:
   Cash                                          $ 116             186
Accounts receivable, less allowance for
 doubtful accounts of $1,334 in 1997 and
   $380 in 1996                                 14,621           8,027
Prepaid expenses                                   639             903
Deferred tax asset                                  --             102
                                               ----------        --------

       Total current assets                     15,376           9,218

Property and equipment, net                      3,056           2,041
Cost in excess of fair value of net
  identifiable assets of acquired businesses,
  less accumulated amortization of $2,878
  in 1997 and $1,516 in 1996                    62,763          19,681
Deferred tax asset                                 --               38
Other assets, less accumulated amortization
  of $714 in 1997 and $364 in 1996               1,656             856
                                              ----------       ---------
                                              $ 82,851          31,834
                                              ==========       ==========
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                               3,616           2,083
 Accrued expenses                                5,622           1,414
 Unearned revenue                                  105             --
 Current portion of long-term debt,
   including related parties                     4,361           2,149
                                               ----------       ----------

      Total current liabilities                 13,704           5,646

Long-term debt, including related parties       45,442          12,990
Other liabilities                                  165             267
                                               ----------       -----------
     Total liabilities                          59,311          18,903
                                               ----------       -----------

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized in series:
   Series A convertible preferred stock 22,500
    shares authorized; 15,000 and 7,500 shares
    issued and outstanding in 1997 and 1996,
    respectively; $15,000,000 and $7,500,000
    aggregate liquidation preference in 1997 and
    1996, respectively                              --              --
Common stock, $.01 par value, 25,000,000 shares
  authorized; 7,049,898 and 5,185,256 shares
  issued in 1997 and 1996, respectively;
  6,866,398 and 4,751,756 shares outstanding in
  1997 and 1996, respectively                          63            43
Additional paid-in capital                         29,063        14,911
Treasury stock, at cost - 183,500 shares
  in 1997 and 433,500 shares in 1996                 (550)       (1,300)
Notes receivable - stockholder                     (1,156)          --
Accumulated deficit                                (3,880)         (723)
                                                  -----------   ------------
   Total stockholders' equity                      23,540        12,931
                                                  -----------   ------------
Commitments and contingencies
                                                  $ 82,851        31,834
                                                 ============   ============

See accompanying notes to consolidated financial statements.

                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995
            (Dollars in Thousands, Except Share and Per Share Data)

                                           1997         1996        1995
                                                      (Note 2)     (Note 2)

Revenue                                   $ 53,178     29,501        26,781
                                          ---------   ---------     ---------
Costs and expenses:
  Operating expenses                        30,284     16,662        15,095
  General and administrative expenses       20,046     10,585         8,647
  Depreciation and amortization              2,522      1,198         1,051
                                          ---------   ---------     ---------
                                            52,852     28,445        24,793
                                          ---------   ---------     ---------
        Income from operations                 326      1,056         1,988
                                          ---------   ---------     ---------
Other income (expense):
  Interest expense                          (2,697)    (1,225)       (1,092)
  Interest income                               41          6            12
  Other                                        --           3           (13)
                                          ----------   ---------     ---------
                                            (2,656)    (1,216)       (1,093)
                                          -----------  ---------     ----------
        (Loss) income before provision
          for income taxes
          and extraordinary item            (2,330)      (160)          895

 Provision for income taxes                    125        216           574
                                          -----------   ---------    ----------
(Loss) income before extraordinary item     (2,455)      (376)          321

Extraordinary item - loss on early
   extinguishment of debt, net of tax
   benefit of $104                             --         157            --
                                           -----------   ---------   ----------

         Net (loss) income                  (2,455)      (533)          321
Dividends on preferred stock                  (702)       (75)           --
                                           -----------   ----------  ----------

        Net (loss) income applicable
          to common stockholders           $(3,157)      (608)          321
                                          ============  ===========  ==========

 Net (loss) income per common share

   Basic:
    Weighted-average shares outstanding  $5,630,285  4,959,152    4,979,775
    Net (loss) income before
     extraordinary item                  $    (0.56)     (0.09)        0.06
    Extraordinary item                   $    (0.56)     (0.03)        0.06

  Diluted:
   Weighted-average shares outstanding   $5,630,285  4,959,152    5,050,800
   Net (loss) income before
     extraordinary item                  $    (0.56)     (0.09)        0.06
   Extraordinary item                    $    (0.56)     (0.03)        0.06

          See accompanying notes to consolidated financial statements.


                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                  Years ended December 3l, 1997, 1996 and 1995
                             (Dollars in Thousands)

                                                                        Additional                                         Total
                                    Series A         Common stock        paid-in      Treasury  Notes      Accumulated     stock-
                                    preferred        ----------------    capital      stock     receivable  deficit        holders'
                                    stock          Shares      Amount                                                      equity
Balance, December 31, 1994, as
   previously reported              $ --         4,049,900    $   40       7,491        --       --          (623)          6,908
Adjustment for pooling of interests
  (note 2)                            --           854,427        --        --          --       --           187             187
                                   ---------      ----------- ---------   ---------   --------- --------    ---------     --------

Balance, December 31, 1994,
  as restated                         --         4,904,327         40      7,491         --       --         (436)           7,095
Issuance of common stock in
 connection with acquisition
   of business                        --            76,923          1        212         --       --          --               213
Net income                            --             --             --        --         --       --          321              321
                                   ----------    ------------   --------- ---------    ---------- --------  ----------    ---------

Balance, December 31, 1995            --         4,981,250         41      7,703         --        --        (115)           7,629
Issuance of common stock in
  connection with acquisitions
  of businesses                       --           204,006          2        508         --        --          --               510
Purchase of treasury stock            --          (433,500)        --        --        (1,300)     --          --           (1,300)
Dividends on preferred stock          --             --            --        --          --        --         (75)             (75)
Issuance of 7,500 shares of
 Series A convertible preferred
 stock, net of issuance costs         --             --            --      6,700         --        --          --            6,700
Net loss                              --             --            --        --          --        --        (533)            (533)
                                   ----------    ------------   --------- ---------    ---------- --------  ----------    ---------
Balance, December 31, 1996            --         4,751,756         43     14,911       (1,300)     --        (723)           12,931

Issuance of common stock in
  connection with acquisitions
  of businesses                       --         1,356,000         14      5,680           --      --         --              5,694
Issuance of common stock in
  connection with warrant exchange
  offering, net of issuance costs     --           184,896          2       (177)          --      --         --               (175)
Exercise of non-employee warrants     --           153,081          2        224           --      --         --                226
Exercise of employee stock options    --            70,665          1        278           --      --         --                279
Reissuance of treasury stock in
 connection with exercise of
  employee stock options for note
  receivable                          --           250,000          --        31           750    (781)       --                 --
Issuance of stock options to
  non-employees                       --              --            --       632            --      --        --                632
Dividends on preferred stock          --              --            --        --            --      --      (702)              (702)
Exercise of employee stock options
  for note receivable                 --           100,000           1       374            --     (375)      --                 --
Issuance of 7,500 shares of Series A
 convertible preferred stock, net
  of issuance costs                   --              --             --    7,110            --       --       --              7,110
Net loss                              --              --             -       --             --       --    (2,455)           (2,455)
                                    -----------   ----------      -------  --------     ----------  ------- --------        -------
Balance, December 31, 1997          $ --        6,866,398          $63    29,063           (550)   (1,156) (3,880)           23,540
                                   ===========  =============    ========= ========     ==========  ====== =========        =======

See accompanying notes to consolidated financial statments.


                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995
                             (Dollars in Thousands)



                                                       1997           1996         1995
                                                                    (Note 2)      (Note 2)

Cash flows from operating activities:
  Net (loss) income                                  $ (2,455)        (533)         321
  Adjustments to reconcile net (loss) income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                      2,522         1,198        1,051
    Commission expense related to grant of
      stock options                                      329           --            --
    Deferred income taxes                                140          (168)          23
    Extraordinary item                                    --           157           --
    (Increase) decrease in assets:
       Accounts receivable                            (2,815)      (1,284)         (613)
       Prepaid expenses                                  205         (427)            7
     Increase (decrease) in liabilities:
       Accounts payable, accrued expenses
         and unearned revenue                          1,753          845             122
       Other long-term liabilities                       (95)          37              (6)
                                                     -----------   -----------    ----------

            Net cash (used in) provided by
              operating activities                      (416)        (175)            905
                                                     -----------   ----------     ----------

Cash flows from investing activities:
  Acquisitions of businesses                         (34,866)      (3,958)            (642)
  Increase in other assets                              (620)        (314)            (104)
  Purchases of property and equipment                   (737)        (952)            (273)
                                                    ----------     ----------     ----------
        Net cash used in investing activities        (36,223)      (5,224)          (1,019)
                                                   -----------     -----------     ----------

Cash flows from financing activities:
  Proceeds from long-term debt                        31,846        8,218              --
  Payment of preferred stock dividends                  (627)         --               --
  Principal payments on long-term debt                (1,552)      (6,317)            (822)
  Repayment under bank line of credit, net               --        (1,600)           1,100
  Deferred financing costs                              (538)        (287)              --
  Proceeds from exercise of employee stock options       279          --                --
  Proceeds from issuance of common stock warrants         --          --                 6
  Purchase of treasury stock                              --       (1,300)              --
  Warrant exchange offering issuance costs              (175)         --                --
  Proceeds from issuance of Series A preferred stock,
     net                                               7,110        6,700                --
  Proceeds from exercise of warrants, net                226          --                 --
                                                     -----------   ----------        ---------
      Net cash provided by financing activities       36,569        5,414              284
                                                    -----------    -----------       --------
Net increase (decrease) in cash                          (70)          15              170
Cash at beginning of year                                186          171                1
                                                    -----------    -----------        ---------

Cash at end of year                                 $    116          186              171
                                                   ============    ===========        =========

See accompanying notes to consolidated financial statements.

                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995
                   (Dollars in Thousands, Except Share Data)


(1)  Summary of Significant Accounting Policies and Practices

     Principles of Consolidation and Description of Business


     The accompanying consolidated financial statements include the financial statements of Esquire Communications Ltd. and its subsidiaries, all of which are wholly-owned (collectively, the Company). All significant intercompany accounts and transactions have been eliminated.

     The Company is a court reporting firm providing printed and computerized transcripts, and video recordings of testimony from depositions to the legal profession, primarily in the New York City Metropolitan, Washington, D.C., southern California, San Francisco, Philadelphia, Chicago, Fort Lauderdale, Denver and San Antonio areas.

     Revenue Recognition

     Revenue and the related direct costs of court reporters and transcribers are recognized when services rendered are billable, which generally occurs at the time the final documents are transcribed and completed.

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed using both accelerated and straight-line methods over the estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or lease terms. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.


     Goodwill and Other Intangible Assets

     The cost in excess of the fair values of net identifiable tangible and intangible assets of acquired businesses (goodwill) is amortized using the straight-line method over periods ranging from 25 to 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Other intangible assets consisting of customer lists, covenants not to compete, and deferred financing costs, are amortized using the straight-line method over the assets' respective estimated lives or terms, typically no more than ten years.

     Amortization expense for fiscal years 1997, 1996 and 1995 related to intangible assets was $1,824, $824 and $699, respectively.

     Income Taxes


     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Income (Loss) Per Common Share

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 supersedes Accounting Principles Board (APB) Opinion No. 15 and replaces "primary" and "fully diluted" earnings per share (EPS) under APB No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company's net earnings per common share. Options, warrants and convertible preferred stock with a dilutive effect of 5,434,432 and 19,869 shares were excluded from the computations of net loss per common share for the years ended December 31, 1997 and 1996, respectively, as their effect is anti-dilutive.

     The following table sets forth the computation of basic and diluted income
     (loss) per share based on the requirements of SFAS No. 128:

                                           Years ended December 31,

                                      1997              1996           1995
                                                      (Note 2)       (Note 2)

Numerator:
  Net (loss) income                   $(2,455)         (533)           321
  Less preferred stock dividends         (702)          (75)            --
                                      -----------     ----------    ---------
Numerator for basic and diluted
 income per share - income
 available to common stockholders     $(3,157)         (608)           321
                                     ============    ============   ==========

Denominator for basic income
  per share - weighted-average
  shares                           $5,630,285      4,959,152      4,979,775
Effect of dilutive securities-
  warrants                             --               --           71,025
                                   --------------  -------------  -------------

Denominator for dilutive income
  per share-weighted average
  shares                           $5,630,285       4,959,152     5,050,800
                                  ==============  ============== ============

     Accounting for Stock-Based Compensation

     The Company accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and the Company provides pro forma net income disclosures for employee stock option grants made as if the Company had adopted the fair value method under SFAS No. 123 "Accounting for Stock-Based Compensation."

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.


     Fair Value of Financial Instruments

     The carrying value of cash, accounts receivable, current maturities of long-term debt, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of these instruments. The carrying value of long-term debt approximates its fair value as such amounts bear rates of interest which approximate the Company's current borrowing rate for instruments with similar terms.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)     Business Combinations

     Purchase Business Combinations

     1995 Acquisition

     Effective January 27, 1995, the Company acquired the assets and liabilities of Coleman, Haas, Martin & Schwab (CHMS), Inc., a California-based court reporting company, and entered into consulting and noncompetition agreements for the total consideration of $1,413, consisting of cash in the amount of $400, promissory notes in the aggregate of $800 with interest at 9% payable monthly over seven years, and 76,923 unregistered shares of the Company's common stock valued at $213. In addition, the purchase agreement provided for an additional $150 payment based upon the attainment of certain revenue in 1995. The principal amount payable under one of the promissory notes is subject to adjustment based upon revenue levels attained in 1995 and 1996. As a result, the principal balance increased by approximately $143 in 1996. The acquisition, accounted for under the purchase method of accounting, has resulted in the inclusion of the results of operations of CHMS from the date of acquisition. The cost in excess of fair value of net identifiable assets acquired was approximately $1,900.

     1996 Acquisitions


     On July 26, 1996, the Company acquired the assets and liabilities of Kitlas, Dickman & Associates (KDA), a court reporting agency based in San Diego, California. The acquisition, accounted for under the purchase method of accounting, has resulted in the inclusion of the results of operations of KDA from the date of acquisition, which had an immaterial effect on the operating results of the Company. The total purchase price, inclusive of transaction costs, consisted of $305 in cash, $315 estimated earn out and assumption of net liabilities of $221. The cost in excess of fair value of net identifiable assets acquired, including the estimated earn out, was approximately $841.


     On October 28, 1996, the Company acquired the assets and liabilities of M&M Reporting Referral Services, Inc. (M&M), a southern California-based court reporting company. The purchase price, inclusive of transaction costs, consisted of approximately $2,991 of cash, subordinated promissory notes in the aggregate amount of $2,713 and 132,258 unregistered shares of the Company's common stock valued at $309. The principal amount of one of the notes and the cash portion of the purchase price were subject to revision based on the revenue derived from M&M's business for 12 months commencing November 1, 1996, which is expected to result in a decrease in one of the notes of $95. The Company will account for the revision as an adjustment to goodwill. The subordinated promissory notes, are payable in equal quarterly installments over a period of five years, together with interest at the rate of 9% per annum. The cost in excess of fair value of net identifiable assets acquired was approximately $5,418.


     On November 15, 1996, the Company acquired the assets and liabilities of Sherry Roe & Associates, Inc. (SRA), a Washington, D.C.-based court reporting company. The purchase price, inclusive of transaction costs, consisted of approximately $656 of cash, subordinated promissory notes in the aggregate amount of $530 and 71,748 unregistered shares of the Company's common stock valued at $200. The principal amount of one of the notes and cash portion of the purchase price are subject to revision based on the revenue derived from SRA's business for 24 months commencing December 1, 1996. The Company will account for any such revisions as an adjustment to goodwill when such contingencies are resolved. The subordinated promissory notes are payable in equal quarterly installments over a period of six years, together with interest at the rate of 8% per annum. The cost in excess of fair value of net identifiable assets acquired was approximately $1,155.

     1997 Acquisitions


     On January 3, 1997, the Company acquired the assets and liabilities of Nevill & Swinehart and Pelletier & Jones, both southern California-based court reporting companies, and entered into consulting and noncompetition agreements for an aggregate consideration of $2,560 consisting of cash in the amount of $1,550, subordinated promissory notes and installment payments in the aggregate amount of $735 payable in equal quarterly installments over a period of six years, and 100,000 unregistered shares of the Company's common stock valued at $220. The purchase price for these companies was amended on July 1, 1997, with the issuance of additional subordinated promissory notes in the aggregate of $1,500, payable in equal quarterly installments over a period of five years. The cost in excess of fair value of net identifiable assets acquired was approximately $3,663, and other intangible assets of approximately $375 were recognized.


     On May 28, 1997, the Company acquired the assets and liabilities of Wolfe, Rosenberg & Associates, Inc. (WRA), a court reporting agency based in Chicago, Illinois. The purchase price, inclusive of transaction costs, consisted of approximately $6,046 paid in cash and liabilities discharged of $123. The purchase price is subject to revision based upon the revenue derived from WRA's business for 24 months commencing June 1997. The Company will account for any such revision as an adjustment to goodwill, when such contingencies are resolved. The cost in excess of fair value of net identifiable assets acquired was approximately $6,732.

     On June 13, 1997, the Company acquired the assets and liabilities of Krauss, Katz & Ackerman, Inc. (KKA), a court reporting agency based in Philadelphia, Pennsylvania. The purchase price, inclusive of transaction costs, consisted of approximately $9,354 paid in cash and liabilities discharged of $150. The purchase price was subject to an increase based upon the revenue derived from KKA's business for the 36 months ending December 31, 1999. The increase was payable in unregistered shares of the Company's common stock, up to a maximum of 300,000 shares. In November 1997, the agreement with KKA was amended to delete any increase to the purchase price and the Company issued 300,000 unregistered shares of the Company's common stock valued at $1,560. The Company accounted for the amendment as an adjustment to goodwill. The cost in excess of fair value of net identifiable assets acquired was approximately $10,719.


     On June 18, 1997, the Company acquired the assets and liabilities of American Network Services, Inc., a court reporting referral network, based in Atlanta, Georgia. The purchase price, inclusive of transaction costs, consisted of approximately $6,683 in cash and 750,000 unregistered shares of the Company's common stock valued at $2,700. The cost in excess of fair value of net identifiable assets acquired was approximately $9,750.


     On August 29, 1997, the Company acquired substantially all the assets and liabilities of Hyatt Court Reporting & Video, Inc., a Denver, Colorado based court reporting firm. The purchase price, inclusive of transaction costs, consisted of $691 in cash and a promissory note in the principal amount of $100. The promissory note is payable in equal quarterly installments over a period of two years, without interest. The cost in excess of fair value of net identifiable assets acquired was approximately $477, and other intangible assets of approximately $300 were recognized.

     On October 1, 1997, the Company acquired substantially all the assets and liabilities of Kim Tindall & Associates, a San Antonio, Texas court reporting firm. The purchase price, inclusive of tranaction costs, consisted of $2,075 in cash and 120,000 unregistered shares of the Company's common stock valued at $660. The cost in excess of fair value of net identifiable assets acquired was approximately $2,260.

     On October 7, 1997 and effective October 15, 1997, the Company acquired substantially all the assets and liabilities of five court reporting firms in Fort Lauderdale, Florida, consisting of Associates/Certified Reporting, County Reporting, Justice Reporting, Lauderdale Reporting and Merit Reporting. The aggregate purchase price for the five companies, inclusive of transaction costs, consisted of $3,590 in cash, 86,000 unregistered shares of the Company's common stock valued at $554, and a $50,000 promissory note payable in 16 equal quarterly installments, with interest at the rate of 8% per annum. The cost in excess of fair value of net identifiable assets acquired was approximately $4,429.

     On October 9, 1997, the Company acquired substantially all the assets and liabilities of Haynes & Harpster Court Reporters, a southern California court reporting firm. The purchase price paid by the Company consisted of $400 in cash and a promissory note in the principal amount of $175, payable in eight equal quarterly installments without interest. The cost in excess of fair value of net identifiable assets acquired was approximately $539.


     On October 9, 1997, the Company acquired substantially all the assets and liabilities of Cynthia Varelli, a Chicago, Illinois court reporting firm. The purchase price paid, inclusive of transaction costs, consisted of $450 in cash, $300 payable in twelve equal installments and two promissory notes in the aggregate principal amount of $397, $297 payable on October 1, 1998, with the balance payable in eight equal quarterly installments without interest. The cost in excess of fair value of net identifiable assets acquired was approximately $1,094.


     In December 1997, the Company acquired substantially all the assets and liabilities of Henry Jacobs & Associates and Affiliated Reporters (doing business as Certified Reporting Company), two court reporting agencies based in New York City. The aggregate purchase price, inclusive of transaction costs, consisted of $3,735 in cash, a promissory note in the principal amount of $450 payable in 20 equal quarterly installments, together with interest at the rate of 8% per annum, and a convertible promissory note in the principal amount of $500 payable in three years, without interest. The cost in excess of fair value of net identifiable assets acquired was approximately $4,642.

     The following unaudited pro forma information assumes the 1997 Acquisitions and the sale of preferred stock occurred on January 1, 1996 and the 1996 Acquisitions, the private placement of Series A convertible preferred stock, the Company's repurchase of its common stock and the revolving loan credit agreement and related repayment of certain existing debt occurred on January 1, 1995. These results are not necessarily indicative of future operations nor of results that would have occurred had the acquisitions and other transactions been consummated as of the beginning of the periods presented.


                                   1997         1996       1995

Revenue                          $ 63,756     53,754      27,683

Net (loss) income applicable
 to common stockholders          $ (2,826)       571          97

Net (loss) income per common
  share - basic                  $  (0.50)      0.12        0.02
Net (loss) income per common
  share - diluted                $  (0.50)      0.12        0.02


1998 Acquisitions


     Effective January 5, 1998, the Company acquired substantially all the assets and liabilities of A&A Court Reporters, a court reporting agency based in Houston, Texas. The purchase price paid by the Company consisted of $2,500 in cash and 141,000 unregistered shares of the Company's common stock valued at $1,199. The business combination is to be accounted for under the purchase method, and the cost in excess of fair value of net identifiable assets acquired is expected to be approximately $3,100. The Company borrowed approximately $2,500 under its revolving credit agreement to finance the transaction.

     On January 7, 1998, the Company acquired substantially all the assets and liabilities of Brody & Geiser, a court reporting agency based in Northern New Jersey. The purchase price paid by the Company consisted of $1,650 in cash and 227,586 unregistered shares of the Company's common stock valued at $1,650. The business combination is to be accounted for under the purchase method, and the cost in excess of fair value of net identifiable assets acquired is expected to be approximately $2,600. The Company borrowed approximately $1,650 under its revolving credit agreement to finance the transaction.

     On January 16, 1998, the Company acquired substantially all the assets and liabilities of Kerns & Gradillas, a southern California court reporting agency. The purchase price paid by the Company consisted of $5,500 in cash, $1,300 payable in three years (convertible into common stock at a conversion price of $8.00 per share) and 171,429 unregistered shares of the Company's common stock valued at $1,200. The business combination is to be accounted for under the purchase method, and the cost in excess of fair value of net identifiable assets acquired is expected to be approximately $7,400. The Company borrowed approximately $5,500 under its revolving credit agreement to finance the transaction.

     On February 12, 1998, the Company acquired substantially all the assets and liabilities of Jewelinski Court Reporters, a southern California court reporting agency. The purchase price paid by the Company consisted of $150 of cash and a promissory note in the principal amount of $390 (subject to reduction) payable in 24 equal monthly installments, without interest. The business combination is to be accounted for under the purchase method, and the cost in excess of fair value of net identifiable assets acquired is expected to be approximately $400. The Company borrowed $150 under its revolving credit agreement to finance the transaction.

     On February 20, 1998, the Company acquired all the assets and liabilities of Friedi, Wolff & Pastore, a Washington, D.C. court reporting agency. The purchase price paid by the Company consisted of $600 of cash and 20,000 unregistered shares of the Company's common stock valued at $120. The business combination is to be accounted for under the purchase method, and the cost in excess of fair value of net identifiable assets acquired is expected to be approximately $600. The Company borrowed $600 under its revolving credit agreement to finance the transaction.

     In March 1998, the Company acquired all the assets and liabilities of VerbaVolant, a New York City court reporting agency, and all the assets of McGuire's Reporting Service and Morrissy & Others, both Chicago court reporting agencies. The aggregate purchase price paid by the Company for all three acquisitions was $1,354 of cash, promissory notes in the aggregate principal amount of $375, options to purchase 30,000 shares of the Company's common stock and 18,000 unregistered shares of the Company's common stock valued at $108. The business combination is to be accounted for under the purchase method, and the cost in excess of fair value of net identifiable assets acquired is expected to be approximately $1,937. The Company borrowed $1,354 under its revolving credit agreement to finance the transaction.

     Pooling of Interests Business Combination

     On November 7, 1997, the Company acquired all the common stock of Jurist-Begley Reporting Services, Inc., Jurist, Inc. and Aarons & Associates, Inc. (collectively "Jurist") in exchange for 854,427 shares of the Company's common stock. Jurist is a Philadelphia, Pennsylvania-based court reporting company.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the results of Jurist for all periods presented. The fiscal year-end of Jurist was conformed to the Company's.

     Revenue and (loss) income from continuing operations of the combining companies for the periods preceding the acquisition are as follows (excluding extraordinary item in 1996):


                        Period from                 Year ended               Year ended
                        January 1, 1997             December 31,             December 31,
                        through November 6,               1996                1995
                         1997

Revenue:
  Esquire                  $  37,010                   24,583                    20,692
  Jurist                       3,952                    4,918                     6,089
                       --------------              -------------          ------------
                           $  40,962                   29,501                    26,781
                        ===============             =============          =============

Net (loss) income
 before extraordinary item:
  Esquire                   $ (1,475)                     (309)                     279
  Jurist                        (511)                      (67)                      42
                        ----------------           --------------           -------------
                            $ (1,986)                     (376)                      321
                        ================           ===============          ==============

     The combined financial results presented above, include adjustments made to conform to the accounting policies of the two companies. In connection with the merger, the Company recorded charges of $922 in the quarter ended December 31, 1997. These charges include legal, accounting and other fees.


     (3) Property and Equipment

     Property and equipment consists of the following as of December 31, 1997 and 1996:

                                                                    Depreciable
                                         1997          1996            lives

  Office condominium                   $   203          203            31 years
  Equipment                              4,495        2,712        5 to 7 years
  Leasehold improvements                 1,002          861        5 to 10 years
                                      ----------     -------
                                         5,700        3,776
 Less accumulated depreciation
  and amortization                      (2,644)      (1,735)
                                      -----------   ---------
                                       $ 3,056        2,041
                                      ===========   =========

     Depreciation and amortization expense amounted to $698, $432 and $327 for the years ended December 31, 1997, 1996 and 1995, respectively.


     (4) Long-term Debt

     Long-term debt consists of the following as of December 31, 1997 and 1996:


                                  1997                        1996

Revolving loan agreement (A)     $ 40,065                    8,218
Promissory notes (B)                8,772                    5,181
Contract obligation (C)               341                      496
Other notes and obligations (D)       125                      390
Convertible note (E)                  500                      --
Loans payable (F)                      --                      730
Other loans payable (G)                --                      124
                                 ------------             ------------
                                   49,803                   15,139

Less current portions              (4,361)                  (2,149)
                                 ------------             -------------
                                 $ 45,442                    12,990
                                =============             ==============

(A) In December 1996, the Company entered into a three-year revolving loan agreement with a financial institution which, as amended (Loan Agreement), provides for borrowings up to $65,000 based on operating cash flows as defined therein. Borrowings under the Loan Agreement bear interest at either prime rate or London Interbank Offered Rate (LIBOR), at the Company's election, plus applicable margin rate. The applicable margin varies on the basis of operating cash flows and overall leverage ratio as defined in the Loan Agreement. The effective rate at December 31, 1997 was 9.3%. The Loan Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires the maintenance of certain financial ratios and covenants. In addition, substantially all other lenders to the Company have entered into a subordination agreement with this financial institution.

(B) Promissory notes with former stockholders of acquired businesses are generally payable in quarterly installments plus interest at rates ranging from 8% to 10% through November 2002.

(C) Contract obligation - an agreement with a former employee of an acquired company, who is related to an officer/director of the Company, provides for monthly payments of $9 through June 2002. The obligation is carried net of imputed interest, at 8%, of $10 and $47 at December 31, 1997 and 1996, respectively.

(D) Other notes and obligations - outstanding amounts relate to various equipment capital leases and are payable in aggregate monthly installments with interest at 9% to 19% maturing through 1999.

(E) Convertible non-interest bearing promissory note with former stockholders of acquired business, due in the year 2000. Note is convertible at any time and at the option of the Company into shares of the Company's common stock at the conversion price of $8.00 per share.

(F) Loans payable on demand to financial institution. Interest is payable monthly at 1% above the prime rate. Loans were repaid during 1997.

(G)  Loans payable to officers, repaid during 1997.

Scheduled annual principal payments of long-term debt are as follows:

1998                           $  4,361
1999                             41,005
2000                              2,267
2001                              1,563
2002                                606
Thereafter                            1
                               ----------
                               $ 49,803
                               ==========


     Effective December 26, 1997, the Company entered into a guaranty agreement ("Guaranty") with a preferred stockholder, whereby the stockholder would guaranty up to $1,000,000 of advances in excess of the Company's operating cash flows for a period of 30 days, which was subsequently amended to expire on February 10, 1998. As of February 10, 1998, the Guaranty expired, and the Company was in compliance with all financial ratios and covenants.

(5)     Stockholders' Equity


     In May 1993, the Company completed an initial public offering of its securities, comprised of 1,250,000 shares of common stock at a price of $ 4.00 per share and 1,250,000 warrants to purchase common stock at $10 per warrant.


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

     In connection with the private placement of Debentures in 1994, the Company issued warrants to the holders to acquire an aggregate of 625,000 shares of common stock. The exercise price of the warrants is $2.90, subject to revision under specified circumstances. The warrants expire in the year 2002.

     In connection with the acquisition of Sarnoff Deposition Service, Inc.
     (SDS) in June 1994, the Company issued 750,000 shares of common stock at a recorded share price of $3.00. The Company granted warrants to acquire shares of its common stock, at $4.50 per share, to its investment bankers in connection with the SDS acquisition in addition to cash compensation. The warrants are exercisable at any time prior to June 1999.

     In connection with the acquisition of CHMS in January 1995, the Company issued 76,923 shares of common stock at a recorded share price of $2.76.


     On October 23, 1996, the Company completed a private placement of 7,500 shares of Series A convertible preferred stock (the Preferred Stock) or an aggregate purchase price of $7,500, and entered into an agreement (the Agreement) with the Preferred Stockholders. Under the Agreement, the Preferred Stockholders have the right within 21 months to acquire up to an additional 7,500 shares of Preferred Stock at a price of $1,000 per share. The Preferred Stock is convertible into common stock of the Company at a conversion price of $3.00 per share (subject to antidilution adjustments) and bears cumulative annual dividends at the rate of 6% per annum. The holders of Preferred Stock have a liquidation preference of $1,000 per share, plus accrued dividends. The Preferred Stockholders have the right to vote with the holders of common stock and are entitled to one vote for each whole share of common stock into which the Preferred Stock is convertible (presently 333-1/3 votes per share). The Agreement restricts future dividend payments on common stock, issuance of certain equity securities, mergers, acquisitions and sale of assets. In connection with the private placement, the Company granted the placement agent warrants to acquire 187,500 shares of common stock of the Company at an exercise price of $3.00 per share in addition to cash compensation. The warrants are exercisable at anytime prior to October 2001.

     In connection with the 1996 Acquisitions, the Company issued 204,006 shares of common stock valued at approximately $509.

     In November 1996, the Company purchased 433,500 shares of its outstanding common stock at $3.00 per share.

     In connection with the 1997 Acquisitions, the Company issued 1,356,000 shares of common stock valued at $7,300.

     On April 15, 1997, as provided for in the Management Agreement dated February 13, 1997 between Esquire Communications Ltd., Harlingwood & Company, LLC ("Harlingwood") and David A. White, Harlingwood acquired 250,000 shares of common stock at a price of $3.125 per share. Payment by Harlingwood was with a promissory note, due on April 15, 2001, in the amount of $781. The note accrues interest at the rate of 7% per annum, and the interest is payable on April 15, 2001. The amount due under the note is secured by a pledge of 250,000 shares of common stock issued. The 250,000 common stock shares were issued out of the Company's treasury stock.

     On June 12, 1997, the Company completed an offer to exchange common stock for any and all outstanding redeemable common stock purchase warrants ("Exchange"). The Company offered to exchange one share of the Company's common stock for each five warrants tendered. As a result of the exchange, 184,896 shares of common stock were issued in exchange for 924,480 warrants which were tendered.

     On June 17 and 18, 1997, the Company's Preferred Stockholders exercised their right to acquire an additional 7,500 shares of preferred stock at a price of $1,000 per share. Under the Agreement, as amended, the Preferred Stockholders have the right to acquire, prior to December 17, 1998, up to an additional 7,500 shares of Preferred Stock at a price of $1,000 per share.

     On September 12, 1997, the Company sent a Notice of Redemption to the registered holders of its Redeemable Common Stock Purchase Warrants that the Company had exercised its rights, pursuant to the Warrant Agreement, dated May 25, 1993, to redeem on November 12, 1997 (the "Redemption Date") all of the warrants issued under the Warrant Agreement that were then outstanding. The Redemption Date was subsequently extended until February 27, 1998. As of December 31, 1997, 52,454 warrants were exercised at the exercise price of $4.50 per share.

     On December 10, 1997, the placement agent associated with the October 23, 1996 private placement of preferred stock, exercised its right to acquire shares. Under the terms of the agreement, the placement agent received 100,627 shares of common stock upon the exercise of 187,500 stock warrants.

     On June 16, 1997, in connection with the Preferred Stockholders acquiring an additional 7,500 shares of preferred stock, the Company granted the Placement Agent warrants to acquire 187,500 shares of common stock of the Company at an exercise price of $3.00 per share. The warrants are exercisable at any time prior to October 2001.

     During 1997, stock options granted under the Company's stock option plan (the "Plan") were exercised at exercise prices ranging from $2.88 to $4.00 per share, resulting in the issuance of 70,665 shares of common stock.

     On December 15, 1997, Harlingwood exercised 100,000 stock options granted under the Company's stock option plan at the exercise price of $3.75 per share, resulting in the issuance of 100,000 shares of common stock. Payment by Harlingwood was with a promissory note due on December 15, 2001 in the amount of $375,000. The note accrues interest at the rate of 7% per annum, and the interest is payable on December 15, 2001. The amount due under the note is secured by a pledge of 100,000 shares of common stock.

     On January 9, 1998, the Company's Series A Preferred Stockholders exercised their right to acquire an additional 4,500 shares of Series A preferred stock at a price of $1,000 per share. Under the agreement, as amended, the Preferred Stockholders have the right to acquire up to 5,000 shares of Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock is identical to the Series A Preferred Stock except that it is junior to the Series A Preferred Stock, has a conversion price of $6.00 per share and has 166 2/3 vote per share.

     On January 9, 1998, in connection with the Series A Preferred Stockholder acquiring an additional 4,500 shares of preferred stock, the Comapny granted the Placement Agent warrants to acquire 83,333 shares of common stock of the Company at an exercise price of $6.00 per share. The warrants are exercisable at any time prior to January, 2003.

(6)     Stock Options and Warrants

     Stock Option Plan

     In 1993, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, employees, directors, consultants and independent contractors of the Company. The Plan authorizes grants of options to purchase up to 2,000,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have ten-year terms and generally vest and become fully exercisable over a three-year period, commencing one year from date of grant.

     The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $1.19, $1.03 and $1.35 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected volatility of 30%, expected dividend yield of 0%, risk-free interest rate of 6%, and an expected life of five years; 1996
     - expected volatility of 25%, expected dividend yield of 0%, risk-free interest rate of 6%, and an expected life of five years; 1995 - expected volatility of 20%, expected dividend yield of 0%, risk-free interest rate of 6%, and an expected life of five years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below (excluding extraordinary item in 1996):


                                           1997         1996        1995

Net (loss) income before
extraordinary item applicable
to common stockholders:
As reported                              $(3,157)       (451)        321
Pro forma                                $(3,511)       (497)        307

Basic net (loss) income
before extraordinary item
per common share:
As reported                              $(0.56)       (0.09)        0.06
Pro forma                                $(0.50)       (0.09)        0.06

Diluted net (loss) income
before extraordinary item
per common share:
As reported                              $(0.62)       (0.10)        0.06
Pro forma                                $(0.62)       (0.10)        0.06



     Pro forma net (loss) income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) income amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

Stock option activity during the periods indicated is as follows:


                                                           Weighted-average
                                           Number of           exercise
                                             shares              price

Balance at December 31, 1994               514,817           $   4.00
Granted                                    105,000               4.00
Exercised                                       --                 --
Forfeited                                  (41,217)              4.00
Expired                                         --                 --
                                           ---------          ---------
Balance at December 31, 1995               578,600               4.00
Granted                                    170,000               2.99
Exercised                                       --                 --
Forfeited                                  (20,100)              4.00
Expired                                         --                 --
                                           ---------          ----------
Balance at December 31, 1996               728,500               3.76
Granted                                    698,000               4.98
Exercised                                 (170,665)              3.84
Forfeited                                  (15,367)              4.00
Expired                                         --                 --
                                         ---------           ---------
Balance at December 31, 1997             1,240,468           $   4.42
                                         =========           =========


     At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows:


                                                             Weighted-
                                                              average
                          Weighted-                           exercise
                           average         Number of          price of
                          remaining         options            options
                         contractual       currently          currently
      Exercise Price        life          exercisable        exercisable

      $2.87 - $4.00         7.99            503,967          $    3.88
      $4.50 - $6.25         9.68                 --                 --
         $9.00              9.83                 --                 --


     At December 31, 1996, the number of options exercisable was 395,569, and the weighted-average exercise price of those options was $4.00.

Options Granted Outside the Plan

     During the year ended December 31, 1997, the Company granted 350,000 stock options outside the Plan at a price range of $4.00 to $4.50 to non-employees. The Company recognized $329 of commission expense to non-employees relating to these options during the year ended December 31, 1997, and capitalized as goodwill $303 of commission expense for options granted in connection with a business acquisition accounted for as a purchase, using the Black-Scholes option-pricing model. The Company determined that the per share weighted-average fair value of stock options granted outside the Plan during the year ended December 31, 1997 was $4.41 on the date of grant. The following weighted-average assumptions were included in this method for 1997: no expected dividend yield; volatility rate of 30.0%; risk-free interest rate of 6.0%; and an expected life of five years. At December 31, 1997, all of the 350,000 options were exercisable.

     Warrants

     At December 31, 1997 and 1996, the Company had outstanding 1,902,567 and 2,879,502 warrants respectively, at exercise prices ranging from $2.64 to $4.50 per warrant. At December 31, 1997 and 1996, the weighted average exercise price of those warrants was $3.57 and $3.88 respectively, and the weighted average remaining contractual life of those warrants was 2.86 and
     2.49 years, respectively.

(7)     Profit Sharing Plan

     In September 1995, the Company adopted a 401(k) savings plan covering all eligible employees. The plan allows employees to voluntarily contribute up to l5% of compensation. The Company may make discretionary matching contributions prior to the end of each plan year. The current matching percentage is 10%. The Company may also make discretionary additional contributions to the plan. The Company's total contributions to the plan for 1997, 1996 and 1995 amounted to $15, $12 and $8, respectively.

(8)     Income Taxes

     The income tax provision (benefit) for the years ended December 31, 1997, 1996 and 1995, excluding the income tax benefit of $104 attributed to the extraordinary loss in 1996, is as follows:


                                          1997         1996        1995
                                                     (Note 2)    (Note 2)
Current tax expense:
Federal                               $     --          284         363
State and city                             (15)         100         188
                                       ---------      -------      -------
Total current                              (15)         384         551
                                       ---------      -------      --------

Deferred tax (benefit) expense:
Federal                                    101         (135)        16
State and city                              39          (33)         7
                                        --------      --------    ---------
Total deferred                             140         (168)        23
                                       -------      --------    -------
Total income tax provision             $   125          216        574
                                       =======      ========    =======


     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes for the years ended December 31, 1997, 1996 and 1995 due to nondeductible expenses, primarily goodwill amortization amounting to approximately $434, $230 and $227, respectively.

     Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


                                                1997              1996


Deferred tax assets:
  Contract obligation                       $   169               199
  Allowances and accrued expenses               266               317
  Net operating loss (NOL) carryforwards        689                --
  Tax credits                                    17                21
                                            --------            -------
     Total gross deferred tax assets          1,141               537

Less valuation allowance                       (489)               --
                                             --------            -------
     Net deferred tax assets                    652               537
                                             --------            --------
Deferred tax liabilities:

  Depreciation and amortization                 652               282
  Cash versus accrual accounting
    differences, net                             --               115
                                              --------           ----------
     Total gross deferred tax liabilities       652               397
                                               -----             -----

     Net deferred tax asset                      --               140
                                               =====             =====

     The Company has approximately $1,700 in net operating loss carryforwards which expire in 2013.

     The Company has state minimum tax credit carryforwards of approximately $17, which may be carried forward to reduce future year tax liabilities through the year 2004.

     The realization of deferred tax assets associated with the NOL and tax credit carryforwards is dependent upon the generation of sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and tax credit carryforwards may expire unused and accordingly, has established a valuation allowance against them. The increase in the valuation allowance during 1997 was due to a reassessment of the Company's ability to realize its net deferred tax asset in the future.

(9)     Commitments

        Employment Agreements

     The chairman of the board entered into an employment agreement with a five-year term through May 1998, which is renewable on a year to year basis thereafter. The agreement provides for a base salary of $180 plus cost of living increases, and an annual bonus based on a percentage of the pretax earnings of the Company in excess of specified levels. No bonus was earned under the agreement in each of the years ended December 31, 1997, 1996 and 1995.

     In connection with the acquisition of David Feldman & Associates (USA) Ltd.
     (DFA) in September 1993 and Sarnoff Deposition Service, Inc. in 1994, the Company entered into employment and noncompetition agreements with the former stockholders of each of the companies, which expire in September 1997 and June 1998, respectively. The agreements provide for an annual base salary of $180 plus cost of living increases for each individual. The DFA agreement also provides for an annual bonus based on percentages of consolidated revenue in excess of specified levels. Total bonus amounts earned under the DFA employment agreement amounted to $359 for the year ended December 31, 1996.

     Effective May 1, 1997, the Company reached an agreement with the former stockholder of DFA, whereby the Company bought out the remaining term of the employment agreement. Total compensation earned under the employment agreement prior to termination amounted to $230. The Company recognized a $1,000 expense related to the future costs associated with the termination agreement.

     On February 13, 1997, the Company entered into a management agreement with Harlingwood & Company, LLC (Harlingwood), whereby Harlingwood would provide the services of a Chief Executive Officer. The agreement expires on February 13, 1998, and provides for an annual management fee of $175. The agreement also provides for a bonus up to 50% of the management fee based upon the achievement of financial and operational objectives. Any bonus earned for 1997 was waived by Harlingwood. During 1997, the Company paid $45 to Harlingwood for services rendered in connection with a business acquisition.

     Lease Commitments

     The Company is obligated under operating leases for office facilities which expire through December 2005. The leases provide, among other things, that the Company is responsible for its share of increases in certain utilities, maintenance and property taxes over a base amount. In addition, the Company is also obligated under various equipment and vehicle leases which expire through September 1999. Total lease expense for 1997, 1996 and 1995 under the above leases amounted to approximately $1,641, $720 and $375, respectively.

     During 1996, the Company relocated its headquarters and recognized a $262 expense related to the net present value of future rental payments, net of sublease income, pertaining to the vacated premises.

     The anticipated future annual lease payments under operating leases at December 31, 1997, inclusive of the base utility, maintenance and property tax charges for the office facilities, are as follows:

          1998          $  2,402
          1999             2,181
          2000             1,581
          2001             1,319
          2002             1,238
          Thereafter       1,301
                        -----------

                        $ 10,022
                        ===========

     Future annual rental income under remaining noncancelable subleases is as follows: 1998 - $79, 1999 - $79 and 2000 - $13.


     Legal Proceedings

     The Company is involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(10)    Supplemental Cash Flow Information

     Cash payments for the years ended December 31, 1997, 1996 and 1995 have included:


                                        1997          1996         1995


Interest                             $ 2,687         1,197        1,097
Income taxes                         $    78         1,011          283


     During 1997, $627 in preferred stock dividends were paid. At December 31, 1997 and 1996, accrued and unpaid preferred stock dividends were $150 and $75, respectively.

     During 1997, 350,000 shares of the Company's common stock were issued for notes receivable of which 250,000 shares were issued from the Company's treasury stock.

     During 1997 and 1996, the Company issued 1,356,000 and 204,006 shares of common stock, respectively, in connection with the acquisitions.

     During 1997, the Company issued 100,627 shares of common stock in connection with a cashless exercise of warrants.

     During 1997, the Company issued 184,896 shares of common stock in connection with a warrant exchange offering.


                                          1997            1996          1995

Supplemental Noncash Investing
and Financing Activities

     Acquisitions:
     Fair value of assets acquired      $ 7,144        $ 1,525          $ 992
     Liabilities assumed                 (6,674)          (988)          (379)
     Cash paid for acquisitions          34,866          3,958            642
     Stock issued                        (5,694)          (509)          (213)
     Notes issued                        (4,707)        (3,243)          (943)

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ESQUIRE COMMUNICATIONS LTD.



March 31, 1998                     BY:/S/ David A. White
                                        David A. White
                                        Chief Executive Officer


          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                              TITLE                       DATE

/S/ MALCOLM L. ELVEY      Chairman of the Board            March 31, 1998
---------------------
Malcolm L. Elvey

/S/ DAVID A. WHITE
----------------------      Chief Executive                 March 31, 1998
David A. White              Officer and Director

/A/ DAVID A. HIGSON
----------------------      Principal Financial
David A. Higson             Officer and Principal           March 31, 1998
                            Accounting Officer

/S/ CARY A. SARNOFF
----------------------      Vice Chairman and               March 31, 1998
Cary A. Sarnoff             Director

/S/ JOHN C. DURHAM
----------------------      Director                        March 31, 1998
John C. Durham

/S/ MORTIMER R. FEINBERG
-----------------------     Director                        March 31, 1998
Mortimer R. Feinberg

/S/ DAVID FELDMAN
-----------------------     Director                        March 31, 1998
David Feldman

/S/ ANDREW P. GARVIN
-----------------------     Director                        March 31, 1998
Andrew P. Garvin

/S/ FIR M. GEENEN
-----------------------     Director                        March 31, 1998
Fir M. Geenen

/S/ JOSEPH P. NOLAN
-----------------------     Director                        March 31, 1998
Joseph P. Nolan

/S/ BRUCE V. RAUNER
-----------------------     Director                        March 31, 1998
Bruce V. Rauner