Form 10QSB
period 1998-03-31
ESQUIRE COMMUNICATIONS LTD
filed 1998-05-15
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1998

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


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X      No

  At May 14, 1998 there were outstanding 8,045,431 shares of Common Stock, $.01 par value.

                                      INDEX

                                                                       PAGE

Part I.   Financial Information

Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets                      1

               Condensed Consolidated Statements of Operations            2

               Condensed Consolidated Statements of Cash Flows            3

               Notes to Condensed Consolidated Financial Statements       4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

Part II.  Other information                                              11

          Signatures                                                     12

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

                                                                         March 31,         December 31,
                                                                            1998              1997 (1)
                                                                         ===========       ============
                                                                         (Unaudited)
ASSETS (pledged)
Current Assets:
Cash                                                                        $431               $116
Accounts receivable, less allowance for doubtful accounts                 18,397             14,621
Prepaid expenses and other current assets                                    693                639
                                                                         -------            -------
Total current assets                                                      19,521             15,376

Property and equipment, net                                                3,531              3,056

Other assets:
Costs in excess of fair value of net identifiable
  assets of acquired businesses, net                                      79,019             62,763
Other assets, net                                                          1,192              1,656
                                                                         -------            --------
                                                                          80,211             64,419
                                                                        --------            --------
Total assets                                                            $103,263            $82,851
                                                                        ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                          $3,862             $3,616
Accrued expenses and other current liabilities                             6,041              5,727
Current portion of long-term debt                                          3,226              4,361
                                                                        --------           ---------
Total current liabilities                                                 13,129             13,704

Long-term debt                                                            56,900             45,442

Other liabilities                                                            213                165

Stockholder's equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized in series:
    Series A convertible preferred stock, authorized 22,500 and
    15,000 shares, 19,500 and 15,000 shares issued and
    outstanding, aggregate liquidation preference $19,500,000
    and $15,000,000 in 1998 and 1997, respectively                             -                  -
Common stock, $.01 par value, 100,000,000 and 25,000,000 shares authorized,
  8,201,431 and 7,049,898 shares issued, respectively,
  8,017,931 and 6,866,398 shares outstanding in 1998 and 1997, respectively   74                 63
Additional paid-in capital                                                38,150             29,063
Treasury stock, at cost - 183,500 shares
  in 1998 and 1997, respectively                                            (550)              (550)
Note receivable                                                           (1,156)            (1,156)
Accumulated deficit                                                       (3,497)            (3,880)
                                                                        --------             --------
Total stockholders' equity                                                33,021             23,540
                                                                        --------             --------
Total liabilities and stockholders' equity                              $103,263             $82,851
                                                                        ========             ========

(1) The balance sheet at December 31, 1997 is derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.


ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in Thousands, Except Share Data)

                                                                For the Three Months Ended
                                                                    March 31,             March 31,
                                                                      1998                  1997
                                                                   =============      =============
Revenues                                                            $20,685               $9,944

Costs and expenses:
   Operating expenses                                                11,399                5,836
   General and administrative expenses                                6,401                3,486
   Depreciation and amortization                                        994                  429
                                                                    --------              --------
                                                                     18,794                9,751

Income from operations                                                1,891                  193

Other income (expense):
   Interest expense                                                  (1,265)                (370)
   Interest income                                                       24                    0
   Other income                                                           0                    0
                                                                     -------              -------
                                                                     (1,241)                (370)

 Income (loss) before provision for income taxes                         650                 (177)

Provision for income taxes (benefit)                                      0                   (9)
                                                                     -------              -------
Net income (loss)                                                       650                 (168)

Preferred stock dividends                                              (267)                (113)
                                                                     -------              -------
Net income (loss) applicable to common stockholders                    $383                $(281)
                                                                     ======                ======
Net income (loss) per common share:
     Basic:
          Weighted average common shares outstanding               7,568,151           4,851,756
                                                                   =========           ==========
          Net income (loss)                                            $0.05              $(0.06)

     Diluted:
          Weighted average common shares outstanding              16,181,092           4,851,756
                                                                  ==========           ==========
          Net income (loss)                                            $0.04              $(0.06)



See notes to condensed consolidated financial statements.



ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in Thousands)
                                                                          For the Three Months Ended
                                                                        March 31,           March 31,
                                                                          1998               1997
                                                                   ===============        ============
Cash flows from operating activities:
Net income (loss)                                                      $650                $(168)
Adjustments to reconcile net income(loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                        994                  429
     Deferred income tax expense (benefit)                                 -                    23
     (Increase) decrease in assets:
        Accounts receivable                                            (1,121)              (1,020)
        Prepaid expenses and other current assets                          (8)                (265)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                            (898)                 146
        Other long-term liabilities                                        48                  (70)
                                                                        ---------           ---------
Net cash  provided by operating activities                               (335)                (925)

Cash flows from investing activities:
     Purchase of property and equipment                                  (203)                (219)
     Increase in other assets                                            (144)                (160)
     Acquisition of businesses                                        (13,758)              (1,472)
                                                                      -----------           ----------
Net cash used in investing activities                                 (14,105)              (1,851)
                                                                      -----------           ----------
Cash flows from financing activities:
     Proceeds from long-term debt                                      14,741                3,024
     Principal payments on long-term debt                              (6,487)                (393)
     Proceeds from issuance of Series A preferred stock, net            4,500                   -
     Proceeds from exercise of employee stock options                       5                   -
     Proceeds from exercise of warrants, net                            1,996                   -
                                                                      -----------           ----------
Net cash provided by financing activities                              14,755                2,631
                                                                      -----------           ----------

Net  increase (decrease) in cash                                          315                 (145)

Cash - beginning of period                                                116                  186

Cash - end of period                                                     $431                  $41
                                                                     ============           ===========
Supplemental information:
Approximate interest paid during the period                            $1,244                 $358
                                                                     ============            ===========
Approximate income taxes paid during the period                         $-                     $16
                                                                     ============            ===========
Approximate preferred stock dividends accrued and unpaid                 $417                 $113
                                                                     ============            ===========


See notes to condensed consolidated financial statements.


ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31,1998

NOTE A--BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be attained for an entire year. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

          All prior period financial statements presented have been restated to reflect the November 7, 1997 acquisition of Jurist-Begley Reporting Services, Inc., Jurist, Inc. and Aarons & Associates, Inc. (collectively Jurist) accounted for as a pooling of interests. The restated financial statements combine the historical financial statements of the Company for the three months ended March 31, 1997, with the historical financial statements of Jurist for the three months ended March 31, 1997.

          The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE B--EARNINGS PER COMMON SHARE

          During the year ended December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement 128). As required by Statement 128, the Company must present basic earnings per share and diluted earnings per share as defined. Accordingly basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares outstanding plus the dilutive effects of common shares contingently issuable from options, warrants and convertible preferred stock. Common stock options, warrants and convertible preferred stock are excluded from the computation of net earnings per share if their effect is anti-dilutive. All prior period information has been restated to conform to the provisions of Statement 128. The following table sets forth the computation of basic and diluted earnings per share based on the requirements of Statement 128.

                                                                Three months ended March 31,
                                                                    1998               1997
                                                                    ----               -----

Numerator:
   Net income (loss)                                                 650                 (168)
   Less preferred stock dividends                                   (267)                (113)
                                                                    -----                -----
Numerator for basic and diluted income per
   share - available to common stockholders                          383                 (281)
                                                                     ===                 =====

Denominator:

   Denominator for basic income per share -
     weighted average shares                                   7,568,151            4,851,756

   Effect of dilutive securities - options, warrants
     and convertible preferred stock                           8,612,941                    -
                                                              ----------            ----------

Denominator for diluted income per share -
   weighted average shares                                    16,181,092            4,851,756
                                                              ==========            =========

NOTE C--RECENT ACCOUNTING PRONOUNCEMENTS

          FASB STATEMENT NO. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"), effective for fiscal years beginning after December 15,1997. Statement No. 131 establishes standards for reporting information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to stockholders. The Company does not believe the adoption of Statement No. 131 will have a significant impact on the Company's financial statement disclosures.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1998

NOTE D-- BUSINESS COMBINATIONS

          On January 5, 1998, the Company acquired the assets and liabilities of A & A Court Reporters, a court reporting agency based in Houston, Texas. The purchase price, inclusive of associated costs, consisted of cash in the amount of $2,500,000 and 141,000 unregistered shares of the Company's common stock valued at $1,199,000. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The excess cost over the fair value of acquired assets and liabilities assumed approximated $3,452,000.

          On January 7, 1998, the Company acquired the assets and liabilities of Brody & Geiser, a court reporting agency based in Northern New Jersey. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, approximated $1,650,000 paid in cash and 227,586 unregistered shares of the Company's common stock valued at $1,650,000. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $2,842,000.

          On January 16, 1998, the Company acquired the assets and liabilities of Kerns & Gradillas, a southern California court reporting agency. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $5,500,000 in cash, $1,300,000 convertible promissory note payable in three years (convertible into common stock at a conversion price of $8.00 per share) and 171,429 unregistered shares of the Company's common stock valued at $1,200,000. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $7,790,000.

          On February 12, 1998, the Company acquired the assets and liabilities of Jewelinski Court Reporters, a southern California court reporting agency. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $150,000 in cash, a $390,000 promissory note payable in 24 equal monthly installments without interest and 75,000 unregistered shares of the Company's common stock valued at $450,000 (the shares are to be issued equally over the three years following acquisition date and are contingent upon the seller's revenue levels). The Company has included in the purchase price the first year stock issuance of 25,000 shares, and will account for any future stock issuances as an adjustment to goodwill, when such contingencies are resolved. The excess of the cost of the Company's investment over the fair values of the tangible assets acquired and liabilities assumed approximated $747,000.

          On February 20, 1998, the Company acquired the assets and liabilities of Friedli, Wolff & Pastore, a Washington, D.C. based court reporting agency. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $600,000 in cash and 20,000 shares of the Company's common stock valued at $120,000. The excess of the cost of the Company's investment over the fair values of the tangible assets acquired and liabilities assumed approximated $639,000.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1998

          On March 16, 1998, the Company acquired the assets and liabilities of VerbaVolant, a New York City court reporting agency, and the assets and liabilities of McGuire's Reporting Service and Morrissy & Others, both Chicago, Illinois based court reporting agencies. The acquisitions, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price for all three acquisitions, inclusive of associated costs, consisted of approximately $1,354,000 in cash, promissory notes in the aggregrate principal amount of $375,000, 18,000 shares of the Company's common stock valued at $108,000 and options to purchase 30,000 shares of the Company's common stock valued at $71,000. The excess of the cost of the Company's investment over the fair values of the tangible assets acquired and liabilities assumed approximated $2,130,000.

          The cash portion of all of the above acquisitions, which approximated $11,754,000, was financed by the proceeds from borrowings under its revolving credit agreement.


NOTE E-- STOCKHOLDERS' EQUITY

          On January 9, 1998, the Company's Series A Preferred Stockholders exercised their rights to acquire an additional 4,500 shares of Series A Preferred Stock at a price of $1,000 per share. Under the agreement, as amended, the Preferred Stockholders have the right to acquire up to 5,000 shares of Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock is identical to the Series A Preferred Stock, except that it is junior to the Series A Preferred Stock, has a conversion price of $6.00 per share and has 166-2/3 vote per share.

          On January 9, 1998, in connection with the Series A Preferred Stockholders acquiring an additional 4,500 shares of Series A Preferred Stock, the Company granted the Placement Agent warrants to acquire 75,000 shares of Company common stock at an exercise price of $4.50 per share. The warrants are exercisable at any time prior to January 2003.

          In connection with the acquisition of A & A Court Reporters, Brody & Geiser, Kerns & Gradillas, Friedli, Wolff and Pastore and McGuire's Reporting Service during the quarter, the Company issued 578,015 shares of common stock at an average recorded share price of $4.51.

          On February 27, 1998, the Company's Redeemable Common Stock Purchase Warrants expired, pursuant to the Warrant Agreement dated May 25, 1993. During the quarter, 467,485 warrants were exercised at the exercise price of $4.50 per share.

          On March 25, 1998, the placement agent associated with the October 23, 1996 private placement of preferred stock, exercised its right to acquire shares. Under the terms of the agreement, the placement agent received 105,383 shares of common stock upon the exercise of 187,500 stock warrants issued in June 1997.

NOTE F--Supplemental Cash Flow Information

          During the quarter ended March 31, 1998, the Company issued 105,383 shares of common stock in connection with a cashless exercise of warrants.

          During the quarter ended March 31, 1998, the Company issued 578,045 shares of common stock in connection with the acquisitions.

          At March 31, 1998 and 1997, accrued and unpaid preferred stock dividends were $417 and $113, respectively.

          Supplemental noncash investing and financing
            activities for the quarter ended March 31, 1998:
                    Acquisitions:
                      Fair value of Assets acquired                  $ 3,242
                      Liabilities Assumed                            $   892
                      Cash paid for acquisitions                     $12,147
                      Stock issued                                   $ 1,598
                      Notes issued                                   $ 3,189

NOTE G - SUBSEQUENT EVENTS

          Subsequent to March 31, 1998, the Company has acquired substantially all of the assets of Amy Upshaw, a San Antonio, Texas based court reporting agency with a purchase price of approximately $350,000, Atlantic Court Reporting, a Ft. Lauderdale, Florida based court reporting agency with a purchase price of approximately $700,000, Bright & Associates, an Austin, Texas based court reporting agency with a purchase price of approximately $1,200,000 and Riggleman, Turk & Nelson, a Baltimore, Maryland based court reporting agency with a purchase price of approximately $850,000.

NOTE H--OTHER MATTERS

          None.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          In 1997, the Company acquired 17 court reporting agencies (collectively referred to as "1997 Acquisitions"). In the first quarter of 1998, the Company acquired 8 court reporting agencies (see note D) (collectively referred to as "1998 Acquisitions").

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

          Revenues increased by $10.7 million or 108.0%. The Company believes that the increase in revenues was largely due to its 1997 and 1998 Acquisitions, as well as its marketing efforts.

          Operating expenses increased by $5.6 million, from $5.8 in 1997 to $11.4 in 1998, consistent with the increase in revenue. As a percentage of revenues, operating expenses decreased from 58.7% to 55.1%. The decrease in operating expenses as a percentage of revenues is in part due to a greater share of revenues generated in geographic areas with a higher profit margin in 1998.

          General and administrative expense increased by $2.9 million to $6.4 million. The increase was largely due to expenses related to the 1997 and 1998 Acquisitions consisting of payroll and occupancy expenses, as well as increased sales compensation, marketing and promotional expenses and administrative support expenses due to increased revenue levels. General and administrative expenses as a percentage of revenue decreased from 35.1% to 30.9%. The Company believes that the decrease is due to the large number of tuck-in acquisitions included in the 1997 and 1998 Acquisitions, as well as the lower impact of corporate overhead as a result of increased revenues.

          Depreciation and amortization increased by $565,000. This increase is primarily due to additional amortization charges arising from the 1997 and 1998 Acquisitions. A significant component of the amortization expense relates to the cost in excess of fair value of net tangible assets of acquired businesses (goodwill).

          Interest expense, net increased by $871,000 due to the incurrence of additional debt to finance acquisitions and fund working capital.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1998 the Company's working capital was approximately $6.4 million, which was approximately $4.7 million more than at December 31, 1997. The increase was primarily due to the increase in the Company's accounts receivable. The increase in the Company's accounts receivable was due to 1997 and 1998 Acquisitions and increased revenue levels.

          In December 1996, the Company entered into a three-year revolving loan agreement ("Loan Agreement") with a financial institution which, as amended in June, September and November 1997, provides for borrowings up to $65.0 million based on operating cash flows as defined therein. Borrowings under the Loan Agreement bear interest at either prime rate or London Interbank Offered Rate (LIBOR), at the Company's election, plus the applicable margin rate. The applicable margin varies on the basis of operating cash flows and the overall leverage ratio as defined in the Loan Agreement. The effective rate at March 31, 1998 was 9.1%. The Loan Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial ratios and covenants. The aggregate borrowings under the Loan Agreement at March 31, 1998 were $49.2 million.

          The capital expenditures for 1998 are expected to range between $700,000 and $800,000. The Company believes that the cash flows from its operations supplemented, if needed, by additional borrowing capacity from the Loan Agreement or other financing resources will be sufficient to support the working capital and capital expenditure requirements through at least the end of 1998.


                                    PART II.
                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

          The Company held a special meeting of stockholders on February 24, 1998, to vote on a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company. The proposal was approved by a vote of 11,108,492 for, 57,180 against and 8,297 abstentions.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits-- None

          (b) Reports on Form 8-K -- None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 14, 1998

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