Form 10QSB
period 1998-06-30
ESQUIRE COMMUNICATIONS LTD
filed 1998-08-14
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the transition period from___________ to_____________


                           Commission file number: 1-11782


                           ESQUIRE COMMUNICATIONS LTD.
       ( Exact name of small business issuer as specified in its charter)


    DELAWARE                                                    13-3703760
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

 750 "B" STREET, SUITE 2350, SAN DIEGO, CA                        92101
(Address of principal executive offices)                       (Zip Code)


 Registrant's telephone number including area code:        (800) 496-4969


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

         Yes  X       No ___

At July 5, 1998 there were outstanding 8,801,046 shares of Common Stock, $.01 par value.

Transitional small business format (check one):

        Yes __       No  X

                                      INDEX

                                                                     PAGE


Part I.     Financial Information

Item 1.     Financial Statements

                Condensed Consolidated Balance Sheets                  1
                Condensed Consolidated Statements of Operations        2
                Condensed Consolidated Statements of Cash Flows        3
                Notes to Condensed Consolidated Financial Statements   4

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             10


Part II.    Other information                                         14

            Signatures                                                15

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

                                                                    June 30,              December 31,
                                                                      1998                  1997
                                                                  ===========            =============
                                                                   (Unaudited)

ASSETS (pledged)
Current Assets:
   Cash                                                                $740            $116
   Accounts receivable, less allowance for doubtful accounts         25,532          14,621
   Prepaid expenses and other current assets                          1,314             639
                                                                   -----------      ----------
Total current assets                                                 27,586          15,376

Property and equipment, net                                           4,422           3,056

Other assets:
   Costs in excess of fair value of net identifiable
     assets of acquired businesses, net                              99,065          62,763
   Other, net                                                         1,119           1,656
                                                                   ----------      -----------
Total assets                                                       $132,192         $82,851
                                                                   ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                  $4,213          $3,616
   Accrued expenses and other current liabilities                     8,532           5,727
   Current portion of long-term debt                                  4,123           4,361
                                                                   -----------     ------------
Total current liabilities                                            16,868          13,704

Long-term debt                                                       75,138           45,442

Other liabilities                                                       402              165
                                                                   -----------     ------------
Total liabilities                                                    92,408           59,311

Stockholder's equity:
   Preferred Stock, $.01 par value, authorized 1,000,000 shares;
      Series A Convertible Preferred Stock, authorized 22,500 and
         15,000 shares; 22,500 and 15,000 shares issued and
         outstanding, aggregate liquidation preference $22,500
         and $15,000 in 1998 and 1997, respectively                      -                 -
      Series B Convertible Preferred Stock, authorized 5,000
        and 0 shares; 0 shares issued and outstanding in 1998
        and 1997, respectively                                           -                 -
   Common Stock, $.01 par value, 100,000,000 and 25,000,000 shares authorized; 8,984,546 and 7,049,898 shares issued, respectively,
     8,801,046 and 6,866,398 shares outstanding in 1998 and 1997,
     respectively                                                        82               63
   Additional paid-in capital                                        44,603           29,063
   Treasury stock, at cost - 183,500 shares
     in 1998 and 1997, respectively                                    (550)            (550)
   Notes receivable                                                  (1,156)          (1,156)
   Accumulated deficit                                               (3,195)          (3,880)
                                                                  -----------      ------------
Total stockholders' equity                                           39,784           23,540
                                                                  -----------      ------------
Total liabilities and stockholders' equity                         $132,192          $82,851
                                                                  ===========      ============


See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in Thousands, Except Share Data)

                                                        For the Three Months Ended            For the Six Months Ended
                                                          June 30,       June 30,              June 30,     June 30,
                                                            1998           1997                 1998         1997

Revenue                                                   $25,812         $11,393             $46,497       $21,338

Costs and expenses:
   Operating expenses                                      14,366           6,563              25,765        12,430
   General and administrative expenses                      7,890           4,854              14,291         8,256
   Depreciation and amortization                            1,109             553               2,103           983
                                                          ---------       ---------           ----------    ---------
                                                           23,365          11,970              42,159        21,669

Income (loss) from operations                               2,447            (577)              4,338          (331)

Other income (expense):
   Interest expense                                        (1,502)           (523)             (2,767)         (893)
   Interest income                                             20              11                  44            12
   Other income                                                 0               2                   0             2
                                                          ----------       ----------          ---------    ----------
                                                           (1,482)           (510)             (2,723)         (879)
                                                          ----------       ----------          ---------    ----------

Income (loss) before provision for income taxes               965          (1,087)              1,615        (1,210)

Provision for income taxes (benefit)                          357            (415)                357          (424)
                                                          ----------       -----------         ----------    ----------
Net income (loss)                                             608            (672)              1,258          (786)

Dividends on preferred stock                                 (307)           (127)               (574)         (240)
                                                          -----------      -----------         ----------   -----------
Net income (loss) applicable to common stockholders          $301           $(799)               $684       $(1,026)
                                                          ===========      ===========       =============  ===========
Net income (loss) per common share:
     Basic:
          Weighted average common shares outstanding     8,394,766      5,196,021            7,983,742     5,023,182
                                                        ==============  ==============      =============  ============
          Net income (loss)                                  $0.04         $(0.15)          $     0.09        $(0.20)

     Diluted:
          Weighted average common shares outstanding    16,616,511      5,196,021           16,038,824     5,023,182
                                                       ===============  =============      ==============  ============
          Net income (loss)                                  $0.04         $(0.15)               $0.08        $(0.20)


See notes to condensed consolidated financial statements.



ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in Thousands)

                                                            For the Six Months Ended
                                                             June 30,      June 30,
                                                              1998            1997

Cash flows from operating activities:
Net Income (loss)                                            $1,258          $(786)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                            2,103            983
     Deferred income tax expense (benefit)                       92             54
     (Increase) decrease in assets:
        Accounts receivable                                  (3,066)          (637)
        Prepaid expenses and other current assets              (500)          (315)
      Increase (decrease) in liabilities:
        Accounts payable, accrued expenses                   (1,777)         1,795
          and other current liabilities
        Other long-term liabilities                              45           (102)
                                                           -----------      ----------
Net cash  provided by (used in) operating activities         (1,845)           992
                                                           -----------      ----------
Cash flows from investing activities:
     Purchase of property and equipment                        (417)          (340)
     Increase in other assets                                  (147)          (159)
     Acquisition of businesses                              (31,724)       (24,956)
                                                          -------------   ------------
Net cash used in investing activities                       (32,288)       (25,455)
                                                          --------------  ------------
Cash flows from financing activities:
     Proceeds from long-term debt                            24,824         18,424
     Principal payments on long-term debt                    (1,493)          (788)
     Proceeds from issuance of Series A convertible
        preferred stock, net                                  7,500          7,100
     Proceeds from exercise of employee stock options            21             -
     Proceeds from exercise of warrants, net                  3,905           (175)
                                                          -------------   -------------
Net cash provided by financing activities                    34,757         24,561
                                                          -------------   -------------
Net  increase in cash                                           624             98

Cash - beginning of period                                      116            165
                                                          -------------   -------------

Cash - end of period                                           $740           $263
                                                            ==========     ==========
Supplemental information:
Interest paid during the period                              $2,748           $879
                                                            ==========     ==========
Income taxes paid during the period                          $  -              $47
                                                            ----------     ----------
Preferred stock dividends accrued and unpaid                   $724           $127
                                                            ==========     ==========



See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30,1998

NOTE A--BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be attained for an entire year. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report for the fiscal year ended December 31, 1997.

          All prior financial statements presented have been restated to reflect the November 7, 1997 acquisition of Jurist-Begley Reporting Services, Inc., Jurist, Inc. and Aarons & Associates, Inc. (collectively Jurist) accounted for as a pooling of interests. The restated financial statements combine the historical financial statements of the Company for the three and six month periods ended June 30, 1997, with the historical financial statements of Jurist for the three and six month periods ended June 30, 1997.

          The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE B--EARNINGS PER COMMON SHARE

          During the year ended December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement 128). As required by Statement 128, the Company must present basic earnings per share and diluted earnings per share as defined. Accordingly basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares plus the dilutive effects of common shares contingently issuable from options, warrants and convertible preferred stock. Common stock options, warrants and convertible preferred stock are excluded from the computation of net earnings per share if their effect is anti-dilutive. All prior period information has been restated to conform to the provisions of Statement 128. The following table sets forth the computation of basic and diluted earnings per share based on the requirements of Statement 128.

                            (Table on following page)


                                                                      THREE MONTHS               SIX MONTHS
                                                                          ENDED                     ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                                          1998                     1998
                                                                      ------------               -----------
Numerator:
     Net income (loss) - numerator for diluted
          income per share                                                 $608                    $1,258
     Less preferred stock dividends                                      $(307)                    $(574)
                                                                         -----                     -----

Numerator for basic income per share - income                              $301                      $684
                                                                           ----                      ----
     available to common stockholders

Denominator:
     Denominator for basic income per share -
          weighted average shares                                     8,394,766                 7,983,742

     Effect of dilutive securities - options, warrants,
         and convertible preferred stock                              8,221,745                 8,055,082
                                                                      ---------                 ---------

Denominator for diluted income per share - weighted
     average shares                                                  16,616,511                16,038,824
                                                                     ----------                ----------


Stock options to purchase 1,242,251 shares of common stock at exercise prices ranging from $2.64 - $9.00 for the six months ended June 30, 1997 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

Warrants to purchase 1,877,770 shares of common stock at exercise prices ranging from $2.90 - $4.50 for the six months ended June 30, 1997 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

Preferred stock convertible into 5,000,000 shares of common stock at the conversion price of $3.00 per share and options to purchase 2,500,000 shares of common stock at the conversion price of $3.00 per share were not included in the computation of diluted earnings per share for the six months ended June 30, 1997 as their effect would have been antidilutive.

NOTE C--RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), was issued and is effective for fiscal years beginning after December 15,1997. Statement No. 131 establishes standards for segment reporting in financial statements. The Company is in the process of implementing SFAS No. 131 and currently anticipates that its segments will be geographically based.

          In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Retirement Benefits" ("SFAS No. 132"), was issued and is effective for fiscal years beginning after December 15, 1997. This statement standardizes disclosure requirements for pensions and other post retirement benefits. It does not change the measurement or recognition provisions for those benefit plans.

          In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities.

          The Company anticipates that the adoption of SFAS Nos. 131, 132 and 133 will not have a material effect on the financial position, results of operations or liquidity of the Company.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1998

NOTE D-- BUSINESS COMBINATIONS

          On April 17, 1998, the Company acquired the assets and liabilities of Pollock & Upshaw, a court reporting agency based in San Antonio, Texas. The purchase price, inclusive of associated costs, consisted of cash in the amount of $300,000 and a $100,000 convertible promissory note payable in three years (convertible into common stock at a conversion price of $10.00 per share). The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The excess cost of the Company's investment over the fair values of the acquired assets and liabilities assumed approximated $345,000.

          On April 30, 1998, the Company acquired the assets and liabilities of Atlantic Court Reporting, a court reporting agency based in Fort Lauderdale, Florida. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $600,000 in cash and a $150,000 promissory note payable in 16 equal quarterly installments with interest at the rate of 7% per annum. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $710,000.

          On May 5, 1998, the Company acquired the assets and liabilities of Bright & Associates, a court reporting agency based in Austin, Texas. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $914,000 in cash and a $340,000 promissory note payable in 12 equal quarterly installments with interest at the rate of 6.125% per annum. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $1,198,000.

          On May 7, 1998, the Company acquired the assets and liabilities of Riggleman, Turk & Nelson, a court reporting agency based in Baltimore, Maryland. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $763,000 in cash and 27,500 unregistered shares of the Company's common stock valued at $125,000. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $761,000.

          On May 15, 1998, the Company acquired the assets and liabilities of A-L Associates Inc. and Attorneys on Assignment, a New York, New York based permanent staffing agency and temporary legal staffing agency. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $7,787,000 in cash, 166,667 shares of the Company's common stock valued at $733,000 and options to purchase 200,000 shares of the Company's common stock valued at $208,000. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $7,120,000.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1998

          On May 27, 1998, the Company acquired the assets and liabilities of Rubin Reporting, a court reporting agency based in Chicago, Illinois. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $1,091,000 in cash, a $250,000 promissory note payable in 12 equal quarterly installments without interest and 19,847 shares of the Company's common stock valued at $86,000. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $1,351,000.

          On June 10, 1998, the Company acquired the assets and liabilities of Summit Reporting and Summit Document Retrieval Services, a court reporting agency and records retrieval agency, respectively, based in Houston, Texas. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $1,262,000 in cash, a $200,000 promissory note payable in 12 equal quarterly installments with interest at 7% and 35,000 shares of the Company's stock valued at $161,000. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $1,506,000.

          On June 15, 1998, the Company acquired the assets and liabilities of Hamilton-Legato Deposition Centers, a court reporting agency based in Troy, Michigan. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $5,205,000 in cash and a $2,800,000 convertible promissory note payable in three years (convertible into common stock at a conversion price of $10.00 per share). The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $7,487,000.

          The cash portion of all of the above acquisitions, which approximated $17,922,000, was financed by the proceeds from borrowings under the Company's revolving credit agreement.

          The following unaudited pro forma information assumes that the 1997 acquisitions of Nevill & Swinehart, Pelletier & Jones, Wolfe, Rosenberg & Associates, Krauss, Katz & Ackerman and American Network Services, Inc. occurred on January 1, 1997, and all acquisition made during the period January 1, 1998 through June 30, 1998 occurred on January 1, 1998. These results are not necessarily indicative of future operations, nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                              JUNE 30, 1998      JUNE 30, 1997
                                              -------------      --------------
         Revenue                              $    55,690        $    27,670
         Net income (loss) applicable to
            common stockholders               $     1,346        $      (291)
         Net income (loss) per common
            share - basic                     $     0.17         $     (0.06)
          Net income (loss) per common
            share - diluted                   $     0.12         $     (0.06)

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1998

NOTE E-- STOCKHOLDERS' EQUITY

          On June 15, 1998, the Company's Series A Preferred Stockholders exercised their rights to acquire an additional 3,000 shares of Series A Preferred Stock at a price of $1,000 per share. Under the agreement, as amended, the Preferred Stockholders have the right to acquire up to 7,500 shares of Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock is identical to the Series A Preferred Stock, except that it is junior to the Series A Preferred Stock, has a conversion price of $6.00 per share and has 166-2/3 votes per share.

          In connection with the acquisition of Riggleman, Turk & Nelson, A-L Associates, Rubin Reporting and Summit Reporting during the quarter, the Company issued 249,014 shares of common stock at an average recorded share price of $4.44.

          On May 14 and 21, 1998, the underwriters associated with the Company's initial public offering exercised their rights to acquire shares under option and warrant agreements. Under the terms of the agreements, the underwriters acquired 264,751 shares at the exercise price of $2.64 per share for the options and 264,751 shares at the exercise price of $4.56 per share for the warrants.


NOTE F--SUPPLEMENTAL CASH FLOW INFORMATION

          During the six month period ended June 30, 1998, the Company issued 105,383 shares of common stock in connection with a cashless exercise of warrants.

          During the six month period ended June 30, 1998, the Company issued 827,059 shares of common stock in connection with acquisitions.


         Supplemental noncash investing and financing
           activities for the six months ended June 30, 1998:
                Acquisitions:
                   Fair value of assets acquired                 $   9,619
                   Liabilities assumed                           $   4,674
                   Cash paid for acquisitions                    $  31,724
                   Stock issued                                  $   2,704
                   Notes issued                                  $   5,438
                   Options issued                                $     279

NOTE G - SUBSEQUENT EVENTS

          Subsequent to June 30, 1998 the Company acquired substantially all of the assets of Cooksey-Regal Deposition Reporters, a Sacramento, California based court reporting agency for a purchase price of approximately $699,000, Messenger and Associates, a Dallas, Texas based court reporting agency for a purchase price of approximately $384,000, Mudrick Witt Professional Reporting, a Fort Lauderdale, Florida based court reporting agency for a purchase price of approximately $5,804,000 and Sandra S. Phillips and Associates, a Sacramento, California based court reporting agency for a purchase price of approximately $1,814,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


          In 1997, the Company acquired 17 court reporting agencies (collectively referred to as "1997 Acquisitions"). In the first two quarters of 1998, the Company acquired 15 court reporting agencies and one staffing agency (collectively referred to as "1998 Acquisitions").

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

          REVENUE. Revenue increased by approximately $14.4 million, or 126.6%, to $25.8 million, and $25.2 million, or 117.9%, to $46.5 million for the three and six months ended June 30, 1998 from $11.4 million and $21.3 million for the three and six months ended June 30, 1997. This increase in revenue was due primarily to the effect of acquisitions completed after June 30, 1997.

          OPERATING EXPENSES. Operating expenses increased by approximately $7.8 million, or 118.9%, to $14.4 million and $13.3 million, or 107.3%, to $25.8 million for the three and six months ended June 30, 1998 from $6.6 million and $12.4 million for the three and six months ended June 30, 1997. Operating expenses as a percentage of revenue decreased to 55.7% and 55.4% for the three and six months ended June 30, 1998 from 57.6% and 58.3% for the three and six months ended June 30, 1997. This decrease was due primarily to the standardization of the Company's pricing and direct court reporting costs and a greater share of revenue generated in geographic areas with higher profit margins for the three and six months ended June 30, 1998.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense increased by approximately $3.0 million, or 62.5%, to $7.9 million and $6.0 million, or 73.1%, to $14.3 million for the three and six months ended June 30, 1998 from $4.9 million and $8.3 million for the three and six months ended June 30, 1997. This increase was largely due to expenses related to the 1997 and 1998 Acquisitions consisting of payroll and occupancy expenses, as well as increased sales compensation, marketing and promotional expenses and administrative support expenses due to increased revenue levels. General and administrative expenses as a percentage of revenue decreased to 30.6% and 30.7% for the three and six months ended June 30, 1998 from 42.6% and 38.7% for the three and six months ended June 30, 1997. This decrease was due to the large number of tuck-in acquisitions completed in 1997 and the six months ended June 30, 1998 (which allowed the Company to operate the acquired businesses through its existing infrastructure), resulting in a lower impact of corporate overhead as a percentage of revenue.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $556,000, or 100.5%, to $1.1 million and $1.1 million, or 113.9%, to $2.1 million for the three and six months ended June 30, 1998 from $553,000 and $983,000 for the three and six months ended June 30, 1997. This increase was due primarily to additional amortization arising from the 1997 and 1998 Acquisitions. A significant component of the amortization expense relates to goodwill, which is the cost in excess of fair market value of net tangible assets of acquired businesses.

          INCOME FROM OPERATIONS. Income from operations increased by approximately $3.0 million to $2.4 million and $4.7 million to $4.3 million for the three and six months ended June 30, 1998 from a loss from operations of $577,000 and $331,000 for the three and six months ended June 30, 1997. Income from operations as a percentage of revenues increased to 9.5% and 9.3% for the three and six months ended June 30, 1998 from a loss from operations of 5.1% and 1.6% for the three and six months ended June 30, 1997.

          OTHER EXPENSE, NET. Other expense, net, consisting primarily of interest expense, increased by approximately $972,000, to $1.5 million and $1.8 million, to $2.7 million for the three and six months ended June 30, 1998 from $510,000 and $879,000 for the three and six months ended June 30, 1997 due to the incurrence of additional debt to finance acquisitions and to fund working capital.

          PROVISION FOR INCOME TAXES (BENEFIT). The Company offset the majority of its current income tax expense by utilizing its deferred tax asset for the three and six months ended June 30, 1998, and recorded a tax expense of $357,000 for the three and six months ended June 30, 1998 and recorded a $415,000 and $424,000 tax benefit for the three and six months ended June 30, 1997. The deferred tax asset relating to the net operating loss carryforward was fully utilized during the six months ended June 30, 1998. Consequently, income tax expense, if any, in future periods will not be offset by the deferred tax asset, thereby resulting in a higher effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's liquidity and capital resources have been significantly affected by acquisitions and, given the Company's acquisition strategy, may be significantly affected for the foreseeable future. The Company's primary source of cash in the past two years has been from bank borrowings and equity investments from its investors which has been used primarily for acquisitions, repayment of debt, capital expenditures and working capital.

         OPERATING ACTIVITIES

          Net cash used in operating activities totaled $1.8 million for the six months ended June 30, 1998 compared to net cash provided by operating activities of $992,000 for the six months ended June 30, 1997, representing a decrease of $2.8 million. The increase in usage of operating cash flow in the six months ended June 30, 1998 was due primarily to an increase in accounts receivable and a decrease in accounts payable, accrued expenses and other current liabilities.

         INVESTING ACTIVITIES

          Net cash used in investing activities totaled $32.3 million and $25.5 million for the six months ended June 30, 1998 and June 30, 1997, respectively, and primarily has been used to fund payments for the net assets of acquired businesses and investments in capital equipment. Net cash used to acquire businesses was $31.7 million and $25.0 million for the six months ended June 30, 1998 and June 30, 1997, respectively. The Company continues to invest in capital equipment, principally to upgrade facilities, computer systems and photocopy equipment. At June 30, 1998, the Company had no commitments to purchase equipment; however, the Company expects to make additional capital expenditures of between $500,000 and $600,000 in the second half of 1998, none of which is pursuant to a firm commitment.

         FINANCING ACTIVITIES

          Net cash provided by financing activities for the six months ended June 30, 1998 and June 30, 1997 was $34.8 million and $24.6 million, respectively, and consisted primarily of proceeds from Credit Agreement borrowings and the issuance of Series A Convertible Preferred Stock used to fund payments for acquired businesses and for working capital.

          The Company currently has a three-year Credit Agreement with financial institutions which, as amended, provides for borrowings up to $80.0 million based on operating cash flow as defined therein and expires in December 1999. Borrowings under the Credit Agreement bear interest at either the prime rate or LIBOR, at the Company's election, plus the applicable margin rate. The applicable margin varies on the basis of operating cash flow and the overall leverage ratio as defined in the Credit Agreement. The Credit Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial ratios and covenants. At June 30, 1998, the effective interest rate was 9.1% and aggregate borrowings under the Credit Agreement were $64.9 million. During the third quarter of 1998, the Company expects to reach the limit of available borrowings under its current Credit Agreement. The Company is currently considering various financing alternatives, including the raising of equity through a secondary offering of stock and increasing its current Credit Agreement.

YEAR 2000 COMPLIANCE

          The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems, sales and marketing, billing and various administrative functions. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year and impacts both information technology ("IT") and non-IT systems. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause the Company to incur expenses and the risk and potential expense of any disruptions that may be caused by the software's impaired functioning as the year 2000 approaches and by the modification or replacement of such software, including a temporary inability to integrate scheduling throughout the Company's offices and to send correct invoices or engage in similar normal administrative activities.

          The Company has completed its identification of IT systems that are not year 2000 compliant and is in the process of making appropriate responses to address certain identified problem areas. The Company has hired an outside firm to assist in developing a new management information system for scheduling, billing and paying independent contractors that is designed to be Year 2000 compliant and it intends to implement the system by April 1999. The Company planned to replace its existing management information system and did not accelerate the replacement due to year 2000 issues. Testing of all aspects of the new system is expected to commence in the fourth quarter of 1998 and be completed during the first quarter of 1999. Costs incurred through June 30, 1998 in connection with the management information system were $100,000 and the total cost is estimated to be $750,000. The Company is currently in the process of assessing its non-IT systems for year 2000 compliance.

          The ability of third parties with whom the Company transacts business to address adequately their year 2000 compliance is beyond the Company's control. At this time, the Company is unable to determine the extent to which it will be dependent on third parties to identify or address year 2000 issues or the impact of any year 2000 problems of such third parties on the Company's business, financial condition, results of operations or ability to sustain growth.

          In the event of a delay in the implementation of the new management information system and the associated year 2000 compliance plan, the Company's contingency plan is to modify its existing IT system. The Company has been advised by the outside firm hired to assist in developing and implementing the new management information system that this would take 90 days and the costs would not be material (not to exceed $100,000). The Company's contingency plan also includes some non-computerized backup systems, including manually scheduling and sending invoices.

          Thc Company's accounting system presently is Year 2000 compliant. The Company has hired an outside firm to assist in inplementing and installing a new centralized accounting system which is Year 2000 compliant.

          The costs incurred by the Company, including the cost of the replacement system, to address year 2000 compliance have not had, and are not anticipated to have, a material adverse effect on the Company's business, financial condition, results of operations or ability to sustain growth. These costs, and the date on which the Company plans to complete the Year 2000 modification and testing processes, are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

                                    PART II.
                                    --------
                                OTHER INFORMATION
                                -----------------


Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits-- None

           (b) Reports on Form 8-K -- None

                                   SIGNATURES
                                   ----------

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 14, 1998

                                            By:/S/ DAVID A. WHITE
                                            David A. White
                                            Chief Executive Officer

                                            By:/S/ DAVID A. HIGSON
                                            David A. Higson
                                            Executive Vice President,
                                            Chief Financial Officer