Form 10QSB
period 1998-09-30
ESQUIRE COMMUNICATIONS LTD
filed 1998-11-12
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 1998

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

  Yes  X     No

At October 30, 1998 there were outstanding 9,493,957 shares of Common Stock, $.01 par value.


Transitional small business format (check one):

  Yes       No  X

                                      INDEX

                                                                       PAGE


Part I.          Financial Information

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets                  1

                 Condensed Consolidated Statements of Operations        2

                 Condensed Consolidated Statements of Cash Flows        3

                 Notes to Condensed Consolidated Financial Statements   4

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    9


Part II.         Other information                                     13

                  Signatures                                           14


ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share and Share Data)

                                                                           September 30,         December 31,
                                                                               1998                  1997
                                                                            (Unaudited)
                                                                           --------------         -----------
ASSETS (pledged)
Current Assets:
   Cash                                                                        $1,325                  $116
   Accounts receivable, less allowance for doubtful accounts                   29,618                14,621
   Prepaid expenses and other current assets                                    2,545                   639
                                                                             --------              -------
Total current assets                                                           33,488                15,376

Property and equipment, net                                                     4,760                 3,056

Other assets:
   Costs in excess of fair value of net identifiable
     assets of acquired businesses, net                                       113,622                62,763
   Other, net                                                                   2,394                 1,656
                                                                             ==========             =========
Total assets                                                                 $154,264               $82,851
                                                                             ==========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                            $6,494                $3,616
   Accrued expenses and other current liabilities                              11,228                 5,727
   Current portion of long-term debt                                            4,969                 4,361
                                                                             -----------           ---------
Total current liabilities                                                      22,691                13,704

Long-term debt                                                                 87,108                45,442

Other liabilities                                                               1,043                   165
                                                                             -----------            ---------
Total Liabilities                                                             110,842                59,311

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares;
      Series A convertible preferred stock, authorized 22,500 and
         15,000 shares; 22,500 and 15,000 shares issued and
         outstanding, aggregate liquidation preference $22,500
         and $15,000 in 1998 and 1997, respectively                               -                    -
      Series B convertible preferred stock, authorized 5,000 and 0 shares;
         0 shares issued and outstanding in 1998 and 1997                         -                    -
   Common stock, $.01 par value, 100,000,000 and 25,000,000 shares authorized; 9,677,457 and 7,049,898 shares issued,
     9,493,957 and 6,866,398 shares outstanding in 1998 and 1997, respectively     95                    63
   Additional paid-in capital                                                  47,739                29,063
   Treasury stock, at cost - 183,500 shares
     in 1998 and 1997, respectively                                              (550)                 (550)
   Notes receivable                                                            (1,156)               (1,156)
   Accumulated deficit                                                         (2,706)               (3,880)
                                                                             -----------           ----------
Total stockholders' equity                                                     43,422                23,540
                                                                             -----------           -----------
Total liabilities and stockholders' equity                                   $154,264               $82,851
                                                                             ===========           ===========

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in Thousands, Except Share and Per Share Data)

                                                      For the Three Months Ended                    For the Nine Months Ended
                                                    September 30,         September 30,         September 30,       September 30,
                                                        1998                 1997                 1998                 1997
                                                    --------------        -------------         -------------       --------------
Revenue                                                $32,038               $13,618               $78,535            $34,956

Costs and expenses:
   Operating expenses                                   18,475                 7,342                44,240             19,772
   General and administrative expenses                   9,157                 4,852                23,448             13,108
   Depreciation and amortization                         1,294                   801                 3,397              1,784
                                                      ----------            ----------            ---------           --------
                                                        28,926                12,995                71,085             34,664

Income from operations                                   3,112                   623                 7,450                292

Other income (expense):
   Interest expense                                     (1,803)                 (774)               (4,570)            (1,667)
   Interest income                                          22                    15                    66                 26
                                                     ------------          ----------             ---------           --------
                                                        (1,781)                 (759)               (4,504)            (1,641)
                                                     ------------          -----------            ---------           --------
Income (loss) before provision for income taxes          1,331                  (136)                2,946             (1,349)

Provision for income taxes (benefit)                       503                   (10)                  860               (434)
                                                     ------------          -----------            ---------           --------

Net income (loss)                                          828                  (126)                2,086               (915)

Dividends on preferred stock                              (338)                 (159)                 (912)              (398)
                                                     ------------          -----------            ---------           --------
Net income (loss) applicable to common stockholders       $490                 $(285)               $1,174            $(1,313)
                                                     ------------          -----------            ---------           --------
Net income (loss) per common share:
 Basic:
   Weighted average common shares outstanding        9,248,445             6,036,652             8,409,942          5,877,609
                                                    ==============         ===========          ===========        ===========
   Net income (loss)                                 $    0.05             $   (0.05)            $    0.14          $   (0.22)

 Diluted:
   Weighted average common shares outstanding       18,100,060             6,036,652            16,529,382          5,877,609
                                                   ===============         ===========         ============        ===========
   Net income (loss)                                $     0.05             $   (0.05)                $0.13          $   (0.22)


See notes to condensed consolidated financial statements.


ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In Thousands)
                                                                             For the Nine Months Ended
                                                                         September 30,        September 30,
                                                                             1998                 1997
                                                                         =============        =============
Cash flows from operating activities:
Net Income (loss)                                                            $2,086               $  (915)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                            3,397                 1,784
     Deferred income tax expense                                                816                    25
     (Increase) decrease in assets:
        Accounts receivable                                                  (3,451)                 (205)
        Prepaid expenses and other current assets                            (1,187)                 (406)
      Increase (decrease) in liabilities:
        Accounts payable, accrued expenses and other current liabilities       (110)                  879
        Other long-term liabilities                                             (12)                  (32)
                                                                             ---------            ----------
Net cash  provided by operating activities                                    1,539                 1,130
                                                                             ---------            ----------
Cash flows from investing activities:
     Purchase of property and equipment                                        (684)                 (465)
     Increase in other assets                                                  (713)                 (322)
     Acquisition of businesses                                              (45,167)              (25,981)
                                                                           -----------           ----------
Net cash used in investing activities                                       (46,564)              (26,768)
                                                                           -----------           ----------
Cash flows from financing activities:
     Proceeds from long-term debt                                            37,198                19,947
     Principal payments on long-term debt                                    (2,292)               (1,169)
     Payments of deferred financing costs                                       (98)                  -
     Proceeds from issuance of Series A convertible preferred stock, net      7,500                 7,100
     Proceeds from exercise of employee stock options                            21                   -
     Proceeds from exercise of warrants, net                                  3,905                  (175)
                                                                            ----------            ----------
Net cash provided by financing activities                                    46,234                25,703
                                                                            ----------            ----------
Net  increase in cash                                                         1,209                    65

Cash - beginning of period                                                      116                   186
                                                                            ----------             ----------
Cash - end of period                                                       $  1,325                $  251
                                                                           ===========             ==========
Supplemental information:
     Interest paid during the period                                         $4,555                $1,653
                                                                            ==========             ==========
     Income taxes paid during the period                                     $   -                 $   52
                                                                            ==========             ==========
     Preferred stock dividends accrued and unpaid                            $1,061                $  398
                                                                            ==========             ==========


See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1998

NOTE A--BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be attained for an entire year. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report for the fiscal year ended December 31, 1997.

          All prior period financial statements presented have been restated to reflect the November 7, 1997 acquisition of Jurist-Begley Reporting Services, Inc., Jurist, Inc. and Aarons & Associates, Inc. (collectively Jurist) accounted for as a pooling of interests. The restated financial statements combine the historical financial statements of the Company for the three and nine month periods ended September 30, 1997, with the historical financial statements of Jurist for the three and nine month periods ended September 30, 1997.

          The condensed consolidated financial statements include the accounts of Esquire Communications Ltd. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE B--EARNINGS PER COMMON SHARE

          During the year ended December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement 128). As required by Statement 128, the Company must present basic earnings per share and diluted earnings per share as defined. Accordingly basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares plus the dilutive effects of common shares contingently issuable from options, warrants and convertible preferred stock. Common stock options, warrants and convertible preferred stock are excluded from the computation of net earnings per share if their effect is anti-dilutive. All prior period information has been restated to conform to the provisions of Statement 128. The following table sets forth the computation of basic and diluted earnings per share based on the requirements of Statement 128 for the three and nine months ended September 30, 1998.

                            (Table on following page)


                                                                        Three months        Nine months
                                                                            Ended                Ended
                                                                        September 30,       September 30,
                                                                             1998                1998
                                                                        ---------------     -------------
Numerator:
  Net income - numerator for diluted income per share                          $828               $2,086
  Less dividends on preferred stock                                           $(338)               $(912)
                                                                           --------------       -----------
Numerator for basic income per share - income available to
     common stockholders                                                       $490               $1,174
                                                                           ==============       ===========

Denominator:
  Denominator for basic income per share - weighted average shares        9,248,445            8,409,942

  Effect of dilutive securities - options, warrants, and
     convertible preferred stock                                          8,851,615            8,119,440
                                                                        ----------------     ---------------
Denominator for diluted income per share - weighted average
     shares                                                              18,100,060           16,529,382
                                                                       =================     ===============


Stock options to purchase 1,663,751 shares of common stock at exercise prices ranging from $2.64 - $9.00 for the nine months ended September 30, 1997 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

Stock options to purchase 926,000 shares of common stock at exercise prices ranging from $6.25 - $9.00 for the three and nine month periods ended September 30, 1998 were not included in the computation of diluted earnings per share as their exercise price exceeded the average market price of the common stock for the three and nine month periods ended September 30, 1998.

Warrants to purchase 1,877,770 shares of common stock at exercise prices ranging from $2.90 - $4.50 for the nine months ended September 30, 1997 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

Preferred stock convertible into 5,000,000 shares of common stock at the conversion price of $3.00 per share and options to purchase 2,500,000 shares of common stock at the conversion price of $3.00 per share were not included in the computation of diluted earnings per share for the nine months ended September 30, 1997 as their effect would have been antidilutive.

Preferred stock options to purchase 1,250,000 shares of common stock at the conversion price of $6.00 per share were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 1998 as their conversion price exceeded the average market price of the common stock for the three and nine month periods ended September 30, 1998.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1998

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

NOTE D-- BUSINESS COMBINATIONS

          On July 10, 1998, the Company acquired the assets and liabilities of Cooksey-Regal Deposition Reporters, a court reporting agency based in Sacramento, California. The purchase price, inclusive of associated costs, consisted of cash in the amount of $350,000, a $250,000 promissory note payable in 16 equal quarterly installments without interest and 10,000 unregistered shares of the Company's common stock valued at $52,000. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The excess cost of the Company's investment over the fair values of the acquired assets and liabilities assumed approximated $697,000.

          On July 17, 1998, the Company acquired the assets and liabilities of Messenger & Associates, a court reporting agency based in Dallas, Texas. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $240,000 in cash and a $88,000 promissory note payable in 12 equal quarterly installments with interest at the rate of 7% per annum. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $368,000.

          On July 17, 1998, the Company acquired the stock of Mudrick Witt Professional Reporting, a court reporting agency based in Ft. Lauderdale, Florida. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $2,950,000 in cash and 270,000 unregistered shares of the Company's common stock valued at $1,404,000. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $4,191,000.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1998

          On August 7, 1998, the Company acquired the stock of Phillips & Associates, a court reporting agency based in Sacramento, California. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of 316,000 unregistered shares of the Company's common stock valued at $1,612,000. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $1,202,000.

          On August 28, 1998, the Company acquired the assets and liabilities of Gregory & Gregory Associates, Inc. and Gregory & Gregory Staffing, Inc. a New York, New York based permanent staffing agency and temporary legal staffing agency. The acquisition, accounted for under the purchase method of accounting, resulted in the inclusion of the results of operations from the date of acquisition. The purchase price, inclusive of associated costs, consisted of approximately $6,000,000 in cash, a $750,000 promissory note bearing interest at 6.5% with $450,000 payable on November 30, 1998 and the remainder payable in three quarterly installments and 55,556 unregistered shares of the Company's common stock valued at $238,000. The excess of the cost of the Company's investment over the fair values of the assets acquired and liabilities assumed approximated $7,164,000.

          The cash portion of all of the above acquisitions, which approximated $9,540,000, was financed by the proceeds from borrowings under the Company's revolving credit agreement.

          The following unaudited pro forma information assumes that the 1997 acquisitions of Nevill & Swinehart, Pelletier & Jones, Wolfe, Rosenberg & Associates, Krauss, Katz & Ackerman, American Network Services, Inc. and Hyatt Court Reporting occurred on January 1, 1997, and all acquisitions made during the period January 1, 1998 through September 30, 1998 occurred on January 1, 1998. These results are not necessarily indicative of future operations, nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                       September 30,               September 30,
                                          1998                          1997

   Revenue                            $  101,336                     $ 42,264
   Net income (loss) applicable to
    common stockholders               $    2,502                     $   (531)
   Net income (loss) per common
    share - basic                     $     0.30                     $  (0.09)
   Net income (loss) per common
    share - diluted                   $     0.21                     $  (0.09)

NOTE E-- STOCKHOLDERS' EQUITY

          In connection with the acquisition of Cooksey-Regal Deposition Reporters, Mudrick Witt Professional Reporting, Phillips & Associates and Gregory & Gregory during the quarter, the Company issued 651,556 shares of common stock at an average recorded share price of $5.07.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1998

          On August 26, 1998, the placement agent associated with the October 23, 1996 private placement of preferred stock, exercised its right to acquire shares. Under the terms of the agreement, the placement agent received 38,855 shares of common stock upon the exercise of 75,000 stock warrants issued on January 9, 1998.

NOTE F--SUPPLEMENTAL CASH FLOW INFORMATION

          During the nine month period ended September 30, 1998, the Company issued 144,238 shares of common stock in connection with a cashless exercise of warrants.

          During the nine month period ended September 30, 1998, the Company issued 1,478,585 shares of common stock in connection with acquisitions.

 Supplemental noncash investing and financing
   activities for the nine months ended September 30, 1998:
       Acquisitions:
          Fair value of assets acquired                         $ 14,112
          Liabilities assumed                                   $  8,859
          Cash paid for acquisitions                            $ 45,167
          Stock issued                                          $  6,009
          Notes issued                                          $  6,526
          Options issued                                        $    279

NOTE G - SUBSEQUENT EVENTS

          Subsequent to September 30, 1998, the Company acquired substantially all of the assets of Lieberman & Chaim, a Philadelphia, Pennsylvania based court reporting agency for a purchase price of approximately $802,000, Mannion Reporting, a Cranbury, New Jersey based court reporting agency for a purchase price of approximately $250,000 and Precise/Verbatim Reporting, a Ft. Lauderdale, Florida based court reporting agency for a purchase price of approximately $619,000.

          Effective October 31, 1998, the option to acquire 7,500 shares of Series B preferred stock was converted into 750,000 shares of common stock of the Company at the conversion price of $6.00 per share.


THIS REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS AND FUTURE ECONOMIC PERFORMANCE AS WELL AS OTHER NON-HISTORICAL INFORMATION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

          In 1997, the Company acquired 17 court reporting agencies (collectively referred to as "1997 Acquisitions"). In the first three quarters of 1998, the Company acquired 19 court reporting agencies and two staffing agencies (collectively referred to as "1998 Acquisitions").

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          REVENUE. Revenue increased by approximately $18.4 million, or 135.3%, to $32.0 million, and $43.6 million, or 124.7%, to $78.5 million for the three and nine months ended September 30, 1998 from $13.6 million and $35.0 million for the three and nine months ended September 30, 1997. This increase in revenue was due primarily to the effect of acquisitions completed after June 30, 1997.

          OPERATING EXPENSES. Operating expenses increased by approximately $11.1 million, or 151.6%, to $18.5 million and $24.5 million, or 123.8%, to $44.2 million for the three and nine months ended September 30, 1998 from $7.3 million and $19.8 million for the three and nine months ended September 30, 1997. Operating expenses as a percentage of revenue decreased to 56.3% for the nine months ended September 30, 1998 from 56.6% for the nine months ended September 30, 1997. This decrease was due primarily to the standardization of the Company's pricing and direct court reporting costs and a greater share of revenue generated in geographic areas with higher profit margins for the nine months ended September 30, 1998.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense increased by approximately $4.3 million, or 88.7%, to $9.2 million and $10.3 million, or 78.9%, to $23.4 million for the three and nine months ended September 30, 1998 from $4.9 million and $13.1 million for the three and nine months ended September 30, 1997. This increase was largely due to expenses related to the 1997 and 1998 Acquisitions consisting of payroll and occupancy expenses, as well as increased sales compensation, marketing and promotional expenses and administrative support expenses due to increased revenue levels. General and administrative expenses as a percentage of revenue decreased to 28.6% and 29.9% for the three and nine months ended September 30, 1998 from 35.6% and 37.5% for the three and nine months ended September 30, 1997. This decrease was due to the large number of tuck-in acquisitions completed in 1997 and the nine months ended September 30, 1998 (which allowed the Company to operate the acquired businesses through its existing infrastructure), resulting in a lower impact of corporate overhead as a percentage of revenue.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $493,000, or 61.5%, to $1.3 million and $1.6 million, or 90.4%, to $3.4 million for the three and nine months ended September 30, 1998 from $801,000 and $1.8 million for the three and nine months ended September 30, 1997. This increase was due primarily to additional amortization arising from the 1997 and 1998 Acquisitions. A significant component of the amortization expense relates to goodwill, which are the costs in excess of fair market value of net tangible assets of acquired businesses.

          INCOME FROM OPERATIONS. Income from operations increased by approximately $2.5 million to $3.1 million and $7.2 million to $7.5 million for the three and nine months ended September 30, 1998 from income from operations of $623,000 and $292,000 for the three and nine months ended September 30, 1997. Income from operations as a percentage of revenues increased to 9.7% and 9.5% for the three and nine months ended September 30, 1998 from 4.6% and 0.8% for the three and nine months ended September 30, 1997.

          OTHER EXPENSE, NET. Other expense, net, consisting primarily of interest expense, increased by approximately $1.0 million, to $1.8 million and $2.9 million, to $4.5 million for the three and nine months ended September 30, 1998 from $759,000 and $1.6 million for the three and nine months ended September 30, 1997 due to the incurrence of additional debt to finance acquisitions and to fund working capital.

          PROVISION FOR INCOME TAXES (BENEFIT). The Company offset a portion of its current income tax expense by utilizing its deferred tax asset for the three and nine months ended September 30, 1998, and recorded a tax expense of $503,000 and $860,000 for the three and nine months ended September 30, 1998 and recorded a $10,000 and $434,000 tax benefit for the three and nine months ended September 30, 1997. The deferred tax asset relating to the net operating loss carryforward was fully utilized during the nine months ended September 30, 1998. Consequently, income tax expense, if any, in future periods will not be offset by the deferred tax asset, thereby resulting in a higher effective income tax rate.

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

          OPERATING ACTIVITIES

          Net cash provided by operating activities totaled $1.5 million and $1.1 million for the nine months ended September 30, 1998 and September 30, 1997, respectively, representing an increase of $409,000. The increase in operating cash flow in the nine months ended September 30, 1998 was due primarily to an increase in net income, accounts receivable and prepaid expenses.

          INVESTING ACTIVITIES

          Net cash used in investing activities totaled $46.6 million and $26.8 million for the nine months ended September 30, 1998 and September 30, 1997, respectively, and primarily has been used to fund payments for the 1997 and 1998 Acquisitions and investments in capital equipment. Net cash used to acquire businesses was $45.2 million and $26.0 million for the nine months ended September 30, 1998 and September 30, 1997, respectively. The Company continues to invest in capital equipment, principally to upgrade facilities, computer systems and photocopy equipment. At September 30, 1998, the Company had no commitments to purchase equipment; however, the Company expects to make additional capital expenditures of between $200,000 and $300,000 in the last quarter of 1998, none of which is pursuant to a firm commitment.

          FINANCING ACTIVITIES

          Net cash provided by financing activities for the nine months ended September 30, 1998 and September 30, 1997 was $46.2 million and $25.7 million, respectively, and consisted primarily of proceeds from Credit Agreement borrowings and the issuance of Series A Convertible Preferred Stock used to fund payments for the 1997 and 1998 Acquisitions and for working capital.

          The Company currently has a three-year Credit Agreement with financial institutions which, as amended, provides for borrowings up to $80.0 million based on operating cash flow as defined therein and expires in December 1999. Borrowings under the Credit Agreement bear interest at either the prime rate or LIBOR, at the Company's election, plus the applicable margin rate. The applicable margin varies on the basis of operating cash flow and the overall leverage ratio as defined in the Credit Agreement. The Credit Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial ratios and covenants. At September 30, 1998, the effective interest rate was 9.0% and aggregate borrowings under the Credit Agreement were $77.3 million. Effective August 27, 1998, the Company entered into a guaranty agreement ("Guaranty") with a preferred stockholder, whereby the stockholder would guaranty up to $2,500,000 of advances in excess of the Company's operating cash flows through October 31, 1998. The Guaranty has been extended through the date of filing of this Form 10-QSB. If the preferred stockholder pays any amounts pursuant to the Guaranty, the Company will issue to the preferred shareholder a number of shares of its Series C convertible preferred stock equal to the total amount paid divided by $1,000. The Series C preferred stock will contain rights and preferences identical to those of the Series B preferred stock, except that the Series C preferred stock will be junior to the Series B preferred stock and the initial conversion price will be the greater of (i) the average of the closing prices on the Nasdaq Stock Market of a share of common stock of the Company for the 20 consecutive business days ending on the date the preferred shareholder make their payment or (ii) $5.00. During the fourth quarter of 1998, the Company expects to reach the limit of available borrowings under its current Credit Agreement, which would limit the Company's ability to continue to acquire legal service organizations. The Company is currently considering various financing alternatives, including the raising of equity through a secondary offering of stock and/or increasing its current Credit Agreement.

YEAR 2000 COMPLIANCE

          The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems, sales and marketing, billing and various administrative functions. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year end and impacts both information technology ("IT") and non-IT systems. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause the Company to incur expenses and the risk and potential expense of any disruptions that may be caused by the software's impaired functioning as the year 2000 approaches and by the modification or replacement of such software, including a temporary inability to integrate scheduling throughout the Company's offices and to send correct invoices or engage in similar normal administrative activities.

          The Company has completed its identification of IT systems that are not year 2000 compliant and is in the process of making appropriate responses to address certain identified problem areas. The Company has hired an outside firm to assist in developing a new management information system for scheduling, billing and paying independent contractors that is designed to be Year 2000 compliant and it intends to implement the system by April 1999. The Company planned to replace its existing information system and did not accelerate the replacement due to year 2000 issues. Testing of all aspects of the new system is expected to commence in the fourth quarter of 1998 and be completed during the first quarter of 1999. Costs incurred through September 30, 1998 in connection with the management information system were $400,000 and the total cost is estimated to be $750,000. The Company is currently in the process of assessing its non-IT systems for year 2000 compliance.

          The ability of third parties with whom the Company transacts business to address adequately their year 2000 compliance is beyond the Company's control. At this time, the Company has begun to make inquiries of its major third party vendors to determine their ability to be Year 2000 compliant. At this time, the Company is unable to determine the extent to which it will be dependent on third parties to identify or address year 2000 issues or the impact of any year 2000 problems of such third parties on the Company's business, financial condition, results of operations or ability to sustain growth.

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

          The Company's accounting system presently is Year 2000 compliant. The Company has hired an outside firm to assist in implementing and installing a new centralized accounting system which is also Year 2000 compliant.

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


November 12, 1998

                                           By: /S/ DAVID A. WHITE
                                             --------------------------
                                               David A. White
                                               Chief Executive Officer


                                            By: /S/ DAVID A. HIGSON
                                               ------------------------
                                               David A. Higson
                                               Executive Vice President,
                                               Chief Financial Officer