Form 10KSB
period 1998-12-31
ESQUIRE COMMUNICATIONS LTD
filed 1999-04-15
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended DECEMBER 31, 1998
                                       or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________________
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

                                                       Name of each exchange
Title of each class                                    On Which Registered
Common Stock, $.02 par value                           Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.02

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of March 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $23,110,000.

As of March 25, 1999, the registrant had 5,171,979 shares of Common Stock outstanding.

Registrant's revenues for the fiscal year ended December 31, 1998 were $110,586,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   /X/

Transitional Small Business Disclosure Format   Yes ___    No X

                                    BUSINESS

GENERAL

          Esquire Communications Ltd. (the "Company") is the nation's leading provider of court reporting services to law firms, insurance companies and corporations through Company-owned offices located in 24 markets in 11 states and the District of Columbia. In certain markets, the Company also provides permanent and temporary staffing of legal and financial professionals, legal video services, records retrieval, process service and document depository services. The Company also has contractual relationships with approximately 400 independent court reporting, legal video and process service firms through its DepoNet(R) marketing network, which enables the Company to deliver these services to its clients in every market within the United States and in certain international markets. In 1998, the Company provided court reporting and related services to over 1,000 law firms, insurance companies and corporations.

          Founded in 1988, the Company's predecessor was created to consolidate the highly fragmented court reporting industry. In October 1996, Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR"), a private equity fund with a focus on investing in and consolidating highly fragmented business services industries, became a principal stockholder of the Company and has invested approximately $25 million to date and expanded the Company's operations to include other legal support services. The Company subsequently recruited a senior management team with significant experience in increasing profitability and managing and implementing aggressive acquisition programs in consolidating service industries. The Company's acquisition program has emphasized expanding into new geographic markets through platform acquisitions, building market share in existing markets through smaller "tuck-in" acquisitions and focusing on strong, locally managed companies with a well-recognized market presence. Management has further developed an integration strategy to (i) streamline operations to increase the profitability of acquired operations, (ii) increase internal growth and (iii) expand the range of legal support services available to its clients.

INDUSTRY

          The legal support services industry is comprised of a broad range of services that assist legal professionals in all aspects of their practice. Based on available industry data, the Company believes that the market for court reporting and temporary and permanent legal staffing services is growing and exceeds $5 billion and is highly fragmented with more than 1,000 independent court reporting and over 400 legal staffing firms. The Company believes that the legal support services market is growing due to several trends, including an increase in: (i) efforts by law firms and corporations, especially insurance companies, to reduce legal expenses; (ii) the outsourcing of legal support services to companies that specialize in providing such services; (iii) the use of lawyers on a temporary basis by law firms and corporations; (iv) the volume and complexity of litigation; and (v) the national scope of litigation, particularly in class action and product liability lawsuits.

          Legal support services, such as court reporting, records retrieval and temporary and permanent legal staffing, traditionally have been marketed to law firms. Increasingly, insurance companies and corporations, who ultimately pay the cost of legal support services used by their counsel, are seeking to control and reduce the costs associated with lawsuits, centralize their purchasing decisions and ensure consistent service quality. As a result, these companies are more frequently selecting the providers of legal support services themselves, rather than delegating that decision to the law firms engaged to represent them.

          The highly fragmented legal support services industry consists primarily of local and regional firms that typically provide a single or limited number of services. Legal support businesses often lack a broad range of services, regional or national coverage, access to capital or effective marketing programs and, therefore, are unable to meet the needs of large, geographically dispersed clients. In addition, as there are limited opportunities for owners of local legal support service firms to obtain liquidity or to sell their businesses, the Company believes that many such owners will be receptive to consolidation.

OPERATING STRATEGY

          The Company seeks to become the nationally recognized leader in providing a broad range of legal support services. The key elements of the Company's operating strategy are:

     o FOCUS ON LEGAL SUPPORT SERVICES. The Company's core business has been to provide court reporting and related services to the legal profession. Law firms, insurance companies and corporations are increasingly seeking to control costs and ensure quality. Consequently, the Company believes these firms increasingly seek to do business with companies that offer a range of legal support services on a regional or national basis. The Company intends to offer a broad range of legal support services to its current and prospective clients. The Company requires distinct operational knowledge to screen and recruit personnel with functional or industry expertise, to match resources to client needs and manage, service and expand ongoing client relationships. Recent acquisitions have given the Company additional capabilities in permanent and temporary placement of legal and financial professionals, records retrieval, process service and document depository services. The Company continuously evaluates other legal support services to offer to its clients.

     o MAINTAIN STRONG LOCAL PRESENCE AND ENTREPRENEURIAL ENVIRONMENT. The Company's management promotes a culture that rewards quality, client service and performance. To capitalize on existing client relationships of acquired companies and be responsive to local business practices and market conditions, the Company intends to continue to manage its business on a local basis. General managers are given considerable latitude in running their day-to-day operations in such areas as hiring, pricing and sales and are accountable for the profitability of their operations. The Company believes that allowing local management to retain appropriate autonomy and aligning their long-term interests with those of the Company provide greater opportunity for profitable internal growth and increase the Company's attractiveness to prospective sellers. The Company believes its operating structure enables it to react more effectively to business opportunities in dynamic local markets as well as to utilize managers of acquired companies as an important resource for identifying additional acquisition candidates and implementing its acquisition strategy.

     o CENTRALIZE FUNCTIONAL MANAGEMENT. The Company's experienced corporate management team provides support and strategic direction to assist general managers in executing their local business and growth plans. The Company's corporate management has developed financial and administrative procedures to help integrate and manage the Company's local operations. These systems and controls include the preparation of annual business plans and budgets and the submission of detailed daily, weekly and monthly financial reports, which are reviewed with general managers. Corporate management also oversees marketing, human resources and information technology to increase operating efficiencies, maintain control and ensure consistent management of these functional areas. The Company's corporate management also conducts weekly operations committee meetings to review performance, identify areas for improvement and develop strategies to increase profitability.

     o ATTRACT AND RETAIN HIGH-QUALITY PROFESSIONALS. The Company seeks to attract, retain and develop strong local general managers through its management development and training programs. In addition, the Company places great emphasis on developing relationships with skilled court reporters and recruiting permanent and temporary legal and financial professionals. Operating employees screen each financial and legal staffing candidate to assess qualifications and match the candidate with specific client requirements. The Company further participates in several legal trade associations and has developed an active recruitment program.

     o EMPHASIZE VALUE-ADDED SERVICES. The Company's marketing and operational staff seeks to establish and maintain long-term client relationships by developing knowledge of each client's business, responding promptly to client needs and measuring individual job performance and overall client satisfaction through a structured quality assurance program. The Company offers additional value-added services including video depositions, video editing, remote electronic access to client deposition databases, electronic delivery of depositions, client activity and cost savings reports and consolidated billing. The Company targets clients who consider quality of service, such as timeliness, accuracy and customized solutions, to be as important as pricing of services.

INTERNAL GROWTH STRATEGY

          The Company's internal growth strategy will focus on the following key elements:

     o OFFER A BROAD RANGE OF SERVICES. The Company believes that national and regional clients are increasingly contracting with service providers, such as the Company, that are capable of delivering a broad range of legal support services. Many of the businesses acquired by the Company to date have specialized in providing a narrow range of legal support services. The Company seeks to capitalize on the trend towards consolidation of service providers and is implementing a plan to introduce permanent and temporary placement of legal professionals, records retrieval, process service and document depository services into each of the Company's existing operations within the next 18 months. The Company will introduce a range of services in new markets in which the Company makes platform acquisitions in an effort to meet client demands.

     o DEVELOP NEW AND LEVERAGE EXISTING CLIENT RELATIONSHIPS. The Company intends to establish new client relationships through expansion of its sales force. The Company's business development process focuses on regular contact with decision makers responsible for procuring legal support services. These client contacts work within numerous functional areas and at many different levels of the client's organization. The Company's sales personnel are trained to develop a thorough understanding of each client's total legal support services needs and are motivated to identify opportunities to sell additional services to existing clients. The Company believes that cross- selling opportunities exist as a result of the interrelationships among its service offerings, thereby enabling the Company to leverage new and existing relationships.

     o LEVERAGE THE ESQUIRE BRAND TO DEVELOP A NATIONAL ACCOUNTS PROGRAM. The Company is engaged in an initiative to transition the brand names of the local and regional companies it has acquired to the Esquire brand name. The Company believes that it is developing significant brand equity through its leadership position in court reporting services and intends to further leverage the Esquire brand to develop a national accounts program. Large national law firms, insurance providers and corporations are increasingly seeking to centralize their purchasing decisions to control litigation costs and ensure quality. The Company believes that a national accounts program will allow it greater access to senior decision-makers, which management believes will enable the Company to increase market share and achieve marketing efficiencies and greater operating leverage. To date, the Company has established several national and regional relationships with corporate law departments and large law firms. The Company has also entered into a marketing alliance with the American Corporate Counsel Association ("ACCA") to serve as ACCA's preferred provider of court reporting services for corporate law departments.

     o OPEN NEW LOCATIONS. The Company continually evaluates potential expansion into new geographic markets. To facilitate entry into new markets, the Company transfers or recruits experienced personnel to manage new locations as they are opened. The Company opened an office in 1997 in the San Francisco market and intends to open offices in four new markets over the next 18 months.

     o LEVERAGE DEPONET(R) REFERRAL NETWORK. The Company provides referrals for court reporting, process service and legal video services through its DepoNet(R) subsidiary, a referral network with contractual relationships with approximately 400 independent court reporting, legal videography and process service firms. DepoNet(R) targets legal professionals who require services outside of their normal work locations, but do not have the ability to easily identify and contact directly quality out-of-town providers. Using sophisticated call-forwarding telecommunications technology, DepoNet(R) is a marketing delivery system that enables the Company to provide services in every zip code in the United States and in certain international markets through either Company-owned operations or through members of the DepoNet(R) system (who pay an annual license fee to the Company). The Company leverages the DepoNet(R) system, which receives in excess of 75,000 calls annually, to service approximately 25% of these requests through its Company-owned operations. The Company expects the retention rate to increase as it opens or acquires additional locations in new markets and also plans to offer other legal support services that it may make available through the DepoNet(R) system.

ACQUISITION STRATEGY

          The Company's corporate management has extensive experience in acquiring and integrating service businesses in consolidating industries. The Company has an acquisition committee that reviews and evaluates potential acquisition candidates. Since the formation of the new management team, the Company has acquired 37 court reporting companies and three providers of permanent and temporary staffing of legal and financial professionals. The Company believes its national presence, strategies, reputation and locally focused, entrepreneurial management structure facilitates its effort to acquire companies. In targeting acquisitions, the Company will continue to focus on businesses with a history of profitable operations, a strong management team, a strong local market position, services that complement the Company's operations and compatible corporate philosophies and culture. The Company's acquisition growth strategy consists of the following key elements:

     o ENTER NEW MARKETS THROUGH PLATFORM ACQUISITIONS. The Company presently operates in 24 markets and intends to expand into additional major metropolitan markets. The Company will continue to target acquisitions in new markets where the Company seeks to establish operations, particularly in markets with substantial legal activity.

     o ACQUIRE SMALLER TUCK-IN BUSINESSES IN EXISTING MARKETS. The Company targets businesses in existing markets to increase market share and leverage the Company's fixed cost structure in each existing market. Tuck-in acquisitions also enable the Company to leverage the existing relationships of the acquired businesses in that local market. Furthermore, such acquisitions enable the Company to retain experienced professionals and avoid the costs and time associated with hiring new personnel.

     o EXPAND SERVICE OFFERINGS. The Company intends to pursue acquisitions of firms that will expand its service offerings. In 1998, the Company acquired three providers of permanent and temporary staffing of legal and financial professionals. These firms establish the Company's management and service capabilities and serve as a platform to expand these new services throughout the Company-owned operations.

          The following table summarizes the Company's acquisition activity since the formation of the new management team in February 1997. All acquisitions were of court reporting firms, except as otherwise indicated.

                                          Date of
  Acquired Company                      Acquisition        Markets Served

Wolfe, Rosenberg & Associates.........  May 1997          Chicago
Krauss, Katz & Ackerman...............  June 1997         Philadelphia
American Network Services
  (DepoNet)...........................  June 1997         Nationwide Referral
                                                          Network
Hyatt Court Reporting.................  August 1997       Denver
Kim Tindall & Associates..............  October 1997      San Antonio
Associates/Certified Reporting........  October 1997      Fort Lauderdale
County Reporting......................  October 1997      Fort Lauderdale
Justice Reporting.....................  October 1997      Fort Lauderdale
Lauderdale Reporting..................  October 1997      Fort Lauderdale
Merit Reporting.......................  October 1997      Fort Lauderdale
Haynes & Harpster Court Reporters.....  October 1997      Southern California
Cynthia Varelli.......................  October 1997      Chicago
Jurist-Begley Reporting Services......  November 1997     Philadelphia
Henry Jacobs & Associates.............  December 1997     New York City
Certified Reporting Company...........  December 1997     New York City
A&A Court Reporters...................  January 1998      Houston
Brody & Geiser........................  January 1998      Northern New Jersey
Kerns & Gradillas.....................  January 1998      Southern California
Jewelinski Court Reporters............  February 1998     Southern California
Friedli, Wolff & Pastore..............  February 1998     District of Columbia
VerbaVolant...........................  March 1998        New York City
McGuire's Reporting Service...........  March 1998        Chicago
Morrissy & Others.....................  March 1998        Chicago
Pollock & Upshaw......................  April 1998        San Antonio
Atlantic Court Reporting..............  April 1998        Fort Lauderdale
Bright & Associates...................  May 1998          Austin
Riggleman, Turk & Nelson..............  May 1998          Baltimore
A-L Associates(1)/A-L Attorneys on
  Assignment(2).......................  May 1998          New York City
Rubin Reporting.......................  May 1998          Chicago
Summit Reporting(3)...................  June 1998         Houston
Hamilton-Legato Deposition Centers....  June 1998         Michigan
Cooksey-Regal Deposition Reporters....  July 1998         Sacramento
Messenger and Associates..............  July 1998         Dallas
Mudrick Witt Professional
  Reporting...........................  July 1998         South Florida
Sandra S. Phillips and Associates.....  August 1998       Sacramento
Gregory & Gregory Associates(1)/
  Gregory & Gregory Staffing(2).......  August 1998       New York City
Lieberman & Chaim.....................  October 1998      Philadelphia
Precise/Verbatim Reporting............  November 1998     Ft. Lauderdale
Mannion Reporting.....................  November 1998     Southwest New Jersey
The Granite Group(2)..................  December 1998     New York City
CAT-LINKS Incorporated(4).............  January 1999      Southern California
----------
(1) Permanent staffing services.

(2) Temporary legal staffing services.

(3) Includes document retrieval business.

(4) Computer software development.

LEGAL SUPPORT SERVICES OFFERED BY THE COMPANY

          The Company provides court reporting, records retrieval, process service, permanent and temporary placement of legal and financial personnel and document depository services as described below.

          COURT REPORTING. Court reporting is the verbatim transcription of the spoken word into the written word, generally from sworn legal testimony. The industry is divided into two distinct sectors: (i) the recording of proceedings in court, or "official" court reporting and (ii) all other private sector court reporting. Official court reporting is performed by civil servant court reporters employed by local, state or federal courts. All other private sector court reporting is performed outside the courtroom by free-lance court reporters, who are self-employed or employees of, or have an independent contractor relationship with, a court reporting agency. Through the use of independent contractors, the Company provides court reporting services for legal proceedings (typically civil proceedings) outside the courtroom and, to a lesser extent, the recording of other events such as hearings, arbitrations, board meetings, stockholders' meetings, conferences, conventions and media events. The Company can provide its clients with a transcript in an electronic format thereby enabling the client to search, store, index, annotate and manage the transcribed information. Documents can be searched easily for relevant portions of testimony and can be integrated into larger databases containing other information pertaining to a particular proceeding.

          Most states require court reporters to be licensed, which requires them to attend a certified court reporting school and pass required examinations. Court reporting requires a skilled professional capable of transcribing speech, which generally approximates 200 words per minute, using shorthand symbols. Most of the Company's court reporters use a computer-aided transcription ("CAT") system for transcribing the spoken word into phonetic symbols. The shorthand notes, which can be recorded in both paper and electronic form, are translated and edited to produce a final transcript. CAT systems enable the computer to interpret the shorthand symbols and translate them into English.

          The Company believes that the services it provides through the following technologies offer its clients significant value and its experience and expertise in the use of such technologies gives it a competitive advantage over court reporting firms that have not successfully integrated these technologies into their regular service offerings. The Company's value- added services include:

     o LEGAL VIDEO SERVICES. The Company provides a staff of certified legal video specialists using broadcast quality equipment to record depositions, presentations and other events. The Company provides editing, indexing and courtroom playback that enables the client to search time-coded transcripts and retrieve key segments of testimony with software that synchronizes the video with the text of the transcript. Video has gained wider acceptance among legal professionals as a strategic tool to impeach adverse witnesses.

     o REALTIME TRANSCRIPTION. The Company's court reporters provide instant transcripts of testimony on lap-top computer monitors, which may be located where the testimony is taking place, as well as at remote locations. This system also allows attorneys to receive a transcript of the testimony on diskette at the conclusion of the proceeding.

     o INTERACTIVE REALTIME TRANSCRIPTION. Interactive realtime transcription enables an attorney to connect a computer to the court reporter's system using specialized software which enables the attorney to review earlier testimony and make notes during or immediately following the deposition.

     o TEXT SEARCH AND RETRIEVAL PROGRAMS. The Company uses specialized software that enables the client to search, store, index and manage transcripts and other documents to locate a word or portion of text quickly and easily.

          RECORDS RETRIEVAL. Records retrieval services are labor-intensive and involve the preparation, handling, tracking and delivery of large numbers of written documents from public or private sources, a significant portion of which involves medical records acquired on behalf of insurance companies and their counsel, for litigation or other legal proceedings.

          PROCESS SERVICE. Process service includes the preparation and delivery of written notices and subpoenas and the monitoring of the recipient's response.

          PERMANENT AND TEMPORARY PLACEMENT OF LEGAL AND FINANCIAL PROFESSIONALS. The Company provides permanent and temporary staffing of legal and financial professionals as a result of the Company's 1998 acquisitions of three leading New York-based executive search firms. The Company's permanent placement activities consist primarily of the recruitment and placement of legal and financial professionals with financial services firms, law firms and corporate legal departments. The Company is engaged and paid by the hiring firm or corporation on either an exclusive or non-exclusive basis pursuant to arrangements that may include a non-refundable retainer paid to the Company or that entitle the Company to a fee contingent upon the successful placement of a candidate with the client. Temporary attorney or paralegal assignments may range from one day to more than a year and may involve one professional or a team of professionals.

          DOCUMENT DEPOSITORY SERVICES. The Company offers document depository services which include document storage, archiving, indexing and retrieval of documents in a hardcopy or digital format. The Company is able to quickly retrieve specific documents on demand for use by its clients in various legal proceedings.

CLIENT RELATIONSHIPS, SALES AND MARKETING

          The Company believes that its clients purchase services based on a variety of factors, the most important of which are the quality of the local service provided, the strength of their relationship with the Company and price. The Company's client base is comprised of more than 1,000 law firms, insurance companies and corporations. The Company has a broad client base, and no single client accounted for more than 2.0% of the Company's revenue for 1998. Clients typically engage the Company for a single job, an entire litigation matter or pursuant to a contractual relationship to provide ongoing legal support services on a regional or nationwide basis.

          The Company has developed sales and marketing strategies to expand its business with local, regional and national accounts. As a cornerstone of this strategy, the Company is currently implementing a new corporate identification program through which it is transitioning the brand identity of each owned operation from its original name at acquisition to the Esquire name. The program involves the design and implementation of new letterhead and print materials and is supported by an extensive advertising, public relations and direct marketing campaign in each local market. The Company intends to continue to create national awareness of and value in the Esquire brand, under which the Company believes it will be able to more efficiently market a broad line of legal support services. The marketing plan also focuses on converting satisfied local clients to the Esquire name.

          In May 1998, the Company entered into a two-year marketing alliance with the ACCA, the largest national trade association for in-house corporate attorneys. Under this agreement, ACCA, which has over 12,000 members, endorses the Company as a preferred provider for court reporting services in return for the Company's sponsorship of several association events and initiatives each year. This alliance offers the Company access to ACCA members who manage corporate law departments across the nation.

          The Company's general managers and local sales staff target regional and local accounts, permitting the Company to capitalize on the local expertise and client relationships of its branch office employees. The Company currently employs 33 local, four national and eight staffing sales representatives and plans to add additional sales representatives in 1999. The Company also views its network of independent court reporters as a source of new business and has introduced an incentive program designed to motivate court reporters to generate additional new and repeat business. The Company solicits new business through personal sales presentations, telemarketing, direct mail, referrals from existing clients and advertising in a variety of local and national legal trade publications and journals. The Company also participates in a number of legal trade shows.

          Sales personnel are compensated with a competitive base salary and can earn substantial commissions calculated as a function of gross profit from individual jobs. Court reporters have the opportunity to earn similar commissions by originating new business.

COMPETITION

          The market for legal support services is highly competitive. The Company competes with numerous local and regional court reporting and record retrieval companies, and also competes with permanent and temporary legal staffing companies, including national temporary staffing firms. There can be no assurance that these businesses will continue to increase their outsourcing of legal support and staffing services needs or that such businesses will not bring in-house services that they currently outsource. Certain of the Company's competitors in legal staffing have substantially greater resources and operate in broader geographic areas than the Company. Many larger clients retain multiple legal support and placement and staffing service providers, which exposes the Company to continuous competition. The Company competes primarily on the basis of quality, personal relationships with clients, reputation, breadth and timeliness of service, geographic coverage and price.

          The Company believes that further consolidation among legal support services providers will continue during the next few years and that there will be significant competition for attractive acquisition candidates. This competition could lead to higher prices being paid for businesses. The Company believes that it will have certain advantages in completing acquisitions, including: (i) management's personal relationships with existing legal support companies; (ii) its decentralized, entrepreneurial management strategy; and
(iii) its greater size and scope of services. However, there can be no assurance that the Company's acquisition program will be successful or that the Company will be able to compete effectively for acquisitions.

INDEPENDENT CONTRACTORS

          The Company provides court reporting services through the use of independent contractors who are not employees of the Company. The Company has active relationships with in excess of 1,000 independent contractors. The Company does not pay federal or state employment taxes or withhold income taxes with respect to these independent contractors or include such persons in the Company's employee benefit plans. Independent court reporters are responsible for purchasing and operating their own court reporting equipment. The use of independent contractors as court reporters is a widespread practice in the court reporting industry. In the event the Company were required to treat court reporters as its employees, the Company could become responsible for the taxes required to be paid or withheld and could incur additional costs associated with employee benefits and other employee costs on both a current and retroactive basis, which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

          As of March 1, 1999, the Company had approximately 700 full-time employees. The Company's employees are not represented by a collective bargaining agreement. Hourly wages for the Company's temporary employees are determined based on local market conditions. The Company pays mandated costs of employment, including the employer's share of social security taxes, federal and state unemployment taxes, unemployment compensation insurance, general payroll expenses and workers' compensation insurance. The Company offers access to various insurance programs and benefits to its temporary employees. The Company believes its employee relations are good.

REGULATION

          Court reporters in many states and attorneys in every state are subject to licensure requirements and to the continuing oversight by their respective regulatory bodies, many of whom have broad discretion in interpreting and enforcing applicable laws and regulations. The conduct of court reporters is also subject to ethical and other restrictions imposed by state laws and regulations. While these regulations are not directly applicable to the Company, they affect the Company's court reporting business. Legislation has been adopted by several states, where the Company does not currently have Company-owned operations, and in Georgia, where the Company does have a Company-owned operation, that prohibit the provision of services by a court reporter under any agreement other than on a case-by-case basis. Legislation has also been enacted or proposed in certain other states that prohibit a court reporter from being employed by, or serving as an independent contractor for, a court reporting firm unless a majority of the firm is owned by certified shorthand reporters. Any such laws effectively prohibit the Company from providing court reporting services in such states. The Company expects that there will continue to be efforts to sponsor the adoption of similar prohibitions by legislative or regulatory action or through the ethics codes governing the conduct of court reporters. In addition, recent federal and state legislative proposals have included limitations on the number and length of depositions or have proposed the substitution of video tape recording for stenographic transcription of certain legal proceedings.

          In addition, attorneys are subject to significant regulation by committees on legal ethics and professional responsibility of the various state and national bar associations, who, from time to time, examine and issue opinions regarding attorney services, including the use of temporary attorneys through a placement agency. These opinions have suggested that the payment of fees to agencies that place temporary attorneys may constitute, in certain circumstances, the improper splitting of legal fees with a non-lawyer. The applicability of these opinions to the Company's business is uncertain, and there can be no assurance that a state will not determine that the business as conducted by the Company violates ethical or professional responsibility regulations for attorneys. In addition, the practice of placing temporary lawyers with a number of firms may raise conflict of interest issues under applicable ethics codes, particularly when attorneys from the same placement firm are placed with opposing parties, or law firms representing such parties, in a lawsuit or business transaction.

          Although the Company believes that its existing operations, which include an integrated offering of legal support services in one state, are in material compliance with applicable laws, the relationships among various legal support services are unique, and many aspects of these relationships have not been subject to judicial or regulatory interpretations. The Company has not sought judicial or regulatory interpretations with respect to the manner in which it conducts and plans to conduct its business. Changes in these laws and regulations, particularly in the states from which the Company derives most of its revenues, could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.   PROPERTIES

          The Company leases office space in all the locations where the Company operates. The leases generally run for a term of five years and expire at various dates ranging from October 31, 1999 through August 31, 2008, with annual rents ranging from $13,900 to $422,600. The leases provide, among other things, that the Company is responsible for its share of increases in certain utilities, maintenance and property taxes over a base amount. The Company believes its facilities are generally adequate for its needs and does not anticipate difficulty replacing such facilities or locating additional facilities if needed in the future.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 17, 1998, the Company held its annual meeting of stockholders to vote for the election of directors, to amend the Company's 1993 Stock Option Plan, to amend the Company's Certificate of Incorporation to effectuate a reverse one-for-two stock split of its Common Stock and to approve the appointment of KPMG LLP as independent public auditors. All directors were elected and all proposals were approved.

          The votes with respect to election of directors and the proposals were as follows:

                                     FOR                         WITHHELD

Malcolm L. Elvey                   12,808,961                      25,205
Mortimer R. Feinberg               12,810,961                      23,205
David A. Higson                    12,808,628                      25,538
Gary L. Monroe                     12,810,028                      24,138
Joseph P. Nolan                    12,763,528                      70,638
Bruce V. Rauner                    12,810,028                      24,138
Cary A. Sarnoff                    12,811,261                      22,905
David A. White                     12,810,628                      25,538


Amendment of Stock Option Plan:

For                    Against            Abstain           Broker Non-Votes

10,911,063             579,200            26,850              1,317,053

Amendment of Certificate of Incorporation:

For                    Against            Abstain           Broker Non-Votes

12,731,938             77,363             24,865


Approval of auditors:

For                    Against            Abstain           Broker Non-Votes

12,813,303             17,260             3,603


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

          All share and per share information set forth herein has been adjusted to reflect the Company's one-for-two reverse stock split of its Common Stock which occurred in November 1998. Effective May 18, 1993, the Common Stock of the Company was listed on the Boston Stock Exchange and Nasdaq Stock Market under the symbol "ESQS." The following table sets forth for the calendar periods indicated the high and low bid prices on the Nasdaq Stock Market for the Common Stock for the period commencing January 1, 1997. The prices set forth below do not include retail mark-ups, mark-downs or commissions and represent prices between dealers and are not necessarily actual transactions.

                                HIGH                   Low
   1998
First Quarter                 $14.75                  $9.50
Second Quarter                 13.75                  10.50
Third Quarter                  14.50                   6.50
Fourth Quarter                 7.125                   4.25

1997
First Quarter                  $9.25                  $4.75
Second Quarter                 11.25                   6.50
Third Quarter                  18.75                   9.126
Fourth Quarter                 17.25                   9.25


          There were approximately 120 stockholders of record of Common Stock as of March 25, 1999. This number does not include beneficial owners holding shares through nominee or "street" names. The Company believes that it has more than 2,000 beneficial holders of Common Stock.

DIVIDEND POLICY

          The Company has never declared or paid cash or other dividends on its Common Stock. The declaration or payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition, and other relevant factors. Pursuant to the terms of the Company's Series A and Series C Preferred Stock and Credit Agreement with its lenders, the Company is prohibited from paying cash dividends on its Common Stock. The Company has paid cash dividends on its Series A Preferred Stock. The Company presently intends to retain all earnings for use in its business and does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS


INTRODUCTION

          Revenue from court reporting services are primarily derived from services provided for recording sworn testimony at depositions and typically are based on the number of pages transcribed, with a significant portion of revenues being derived from the production of additional certified copies. Substantially all of the Company's court reporting services are performed by independent contractors. Under arrangements with independent court reporters, the Company retains a portion, averaging 50%, of the total court reporting fee and the independent court reporter receives the balance. The different types of court reporting services provided by the Company yield varying profit margins, with accelerated delivery transcripts, transcript copies and compressed transcripts providing higher margins. In addition, profit margins vary among the different geographic markets in which the Company operates. The Company also derives revenues from its DepoNet(R) network, which consists, in part, of over 400 affiliated firms in locations not directly served by the Company. Under contractual arrangements with DepoNet(R) members, the Company refers court reporting and certain other assignments to network participants for which it receives an annual fee.

          The Company recruits and places legal professionals on a temporary or contract basis. The Company charges its clients an hourly fee for the number of hours worked by attorneys and paralegals placed with clients on a temporary or contract basis. Recruiters are paid commissions based upon revenues from hourly fee income less the direct cost of the attorneys or paralegals placed. The Company's permanent placement recruiters are compensated on a commission basis. Fees for successful placement of professionals typically are based upon a percentage, approximately 25% to 30% of such professional's total compensation earned during the year following the placement, of which 40% to 50% is customarily paid to the individual permanent placement recruiter. This fee is subject to a partial refund if the new employment arrangement is terminated prior to the expiration of a negotiated period, usually three months.

          Since 1993, the Company has pursued an aggressive acquisition strategy, having acquired 45 court reporting companies and three permanent and temporary staffing companies. Of these acquisitions, three were acquired in 1996 (the "1996 Acquisitions"), 17 were acquired in 1997 (the "1997 Acquisitions") and 25 were acquired in 1998 (the "1998 Acquisitions"). All but one of these acquisitions have been accounted for using the purchase method, and a substantial portion of each acquisition's purchase price is represented by goodwill. The Company will incur non-cash charges as a result of the amortization of such assets over their lives.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

          REVENUE. Revenue increased by approximately $57.4 million, or 108.0%, to $110.6 million in 1998 from $53.2 million in 1997. Substantially all of the increase was due to the effect of acquisitions completed after June 30, 1997.

          OPERATING EXPENSES. Operating expenses increased by approximately $33.2 million, or 109.6%, to $63.5 million in 1998 from $30.3 million in 1997. This increase was consistent with the increase in revenue. Operating expenses as a percentage of revenue increased to 57.4% in 1998 from 57.0% in 1997. This small increase is the result of higher operating expenses, principally salaries, in the staffing business, which was added in 1998 as compared to the court reporting business.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $17.2 million, or 85.6%, to $37.2 million in 1998 from $20.0 million in 1997. General and administrative expenses in 1998 included approximately $839,000 relating to the write-off of costs associated with its abandoned secondary offering, and general and administrative expenses in 1997 included approximately $1.3 million relating to an officer's termination agreement and termination expenses relating to certain marketing activities, as well as approximately $922,000 in costs incurred in connection with an acquisition accounted for using the pooling of interests method of accounting. Excluding the foregoing items, general and administrative expenses increased by approximately $18.6 million, or 104.1%, to $36.4 million in 1998 from $17.8 million in 1997. The increase was largely due to expenses related to the acquisitions completed after June 30, 1997, consisting of payroll and occupancy expenses, as well as increased sales compensation, marketing and promotional expenses and administrative support expenses due to increased revenue levels. Excluding the items described above, general and administrative expenses as a percentage of revenue decreased to 32.9% in 1998 from 33.5% in 1997. This decrease was due to the large number of tuck-in acquisitions completed in 1998 (which allowed the Company to operate the acquired businesses through its existing infrastructure), resulting in a lower impact of corporate overhead as a percentage of revenue.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $2.2 million, or 88.5%, to $4.7 million in 1998 from $2.5 million in 1997. This increase was due primarily to additional amortization resulting from the 1997 and 1998 Acquisitions. A significant component of the amortization expense relates to goodwill, which is the cost in excess of fair market value of net tangible assets of acquired businesses.

          INCOME FROM OPERATIONS. Income from operations increased by approximately $4.8 million to $5.1 million in 1998 from $326,000 in 1997. Excluding the $839,000 relating to the write-off of costs associated with its abandoned secondary offering in 1998, and approximately $1.3 million relating to an officer's termination agreement and termination expenses relating to certain marketing activities and approximately $922,000 in costs incurred in connection with an acquisition accounted for using the pooling of interests method of accounting in 1997, income from operations increased by approximately $3.5 million, or 135.0%, to $6.0 million in 1998 from $2.5 million in 1997. Excluding the foregoing items, income from operations as a percentage of revenues increased to 5.4% in 1998 from 4.8% in 1997.

          OTHER EXPENSE, NET. Other expense, net, consisting primarily of interest expense, increased by approximately $3.9 million to $6.6 million in 1998 from $2.7 million in 1997 due to the incurrence of additional debt to finance acquisitions and to fund working capital.

          PROVISION FOR INCOME TAXES (BENEFIT). The Company recorded a tax benefit of approximately $589,000 in 1998 as a result of a tax refund generated by the carryback of its tax loss generated in 1997, and recorded a tax expense of approximately $125,000 in 1997 as a result of offsetting the majority of its current income tax expense by utilizing its deferred tax asset.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

          REVENUE. Revenue increased approximately $23.7 million, or 80.3%, to $53.2 million in 1997 from $29.5 million in 1996. Substantially all of the increase in revenue was due to the 1997 Acquisitions as well as a full year of operating results from the 1996 Acquisitions.

          OPERATING EXPENSES. Operating expenses increased by $13.6 million, or 81.8%, to $30.3 million in 1997 from $16.7 million in 1996. Operating expenses as a percentage of revenue increased to 57.0% in 1997 from 56.5% in 1996. This increase was due primarily to the increase in revenue of acquired companies during the year which generally experienced higher operating expenses, offset, in part, by the benefit of the ongoing standardization and integration of these acquired companies.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $9.4 million to $20.0 million in 1997 from $10.6 million in 1996. General and administrative expenses in 1997 included approximately $1.3 million relating to an officer's termination agreement and termination expenses relating to certain marketing activities, as well as approximately $922,000 of costs incurred in connection with an acquisition accounted for under the pooling of interests method of accounting. General and administrative expenses in 1996 included a $150,000 expense relating to a sublease loss. Excluding these items, general and administrative expenses increased by approximately $7.4 million, or 70.8%, to $17.8 million in 1997 from $10.4 million in 1996. Excluding the foregoing items, general and administrative expenses, as a percentage of revenue, decreased to 33.5% in 1997 from 35.4% in 1996. This decrease was due to the large number of tuck-in acquisitions completed in 1996 and 1997, resulting in a lower impact of corporate overhead as a percentage of revenue.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $1.3 million, or 110.5%, to $2.5 million in 1997 from $1.2 million in 1996. This increase was primarily due to additional amortization expense arising from the 1996 Acquisitions and 1997 Acquisitions. A significant component of the amortization expense relates to goodwill, which is the cost in excess of fair market value of the net tangible assets of acquired businesses.

          INCOME FROM OPERATIONS. Income from operations decreased by approximately $730,000 to $326,000 in 1997 from $1.1 million in 1996. Excluding the approximately $1.3 million relating to an officer's termination agreement and termination expenses relating to certain marketing activities and $922,000 of costs incurred in connection with an acquisition accounted for using the pooling of interests method of accounting in 1997, as well as a $150,000 expense relating to a sublease loss in 1996, income from operations increased by approximately $1.3 million, or 111.3%, to $2.5 million in 1997 from $1.2 million in 1996. Excluding these items, income from operations as a percentage of revenue increased to 4.8% in 1997 from 4.1% in 1996.

          OTHER EXPENSE, NET. Other expense, net, consisting primarily of interest expense, increased by approximately $1.5 million to $2.7 million in 1997 from $1.2 million in 1996 due to the incurrence of additional debt to finance acquisitions and fund working capital.

          PROVISION FOR INCOME TAXES (BENEFIT). Provision for income taxes for 1997 was $125,000 compared to $216,000 in 1996. For 1997, the Company offset the majority of its current income tax expense by utilizing its deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's liquidity and capital resources have been significantly affected by acquisitions and, given the Company's acquisition strategy, may be significantly affected for the foreseeable future. The Company's primary source of cash in the past year has been from bank borrowings and equity investments by GTCR which has been used primarily for acquisitions, repayment of debt, capital expenditures and working capital.

OPERATING ACTIVITIES

          Net cash used in operating activities totaled $1,560,000 for the year ended December 31, 1998 compared to $416,000 in 1997. The increase in usage of operating cash flow in 1998 was due primarily to an increase in accounts receivable and prepaid expenses, which was offset by a decrease in net loss and accounts payable.

INVESTING ACTIVITIES

          Net cash used in investing activities totaled $45.9 million and $36.2 million for the years ended December 31, 1998 and 1997, respectively, and primarily has been used to fund payments for the net assets of acquired businesses and investments in capital equipment. Net cash used to acquire businesses was $43.7 million and $34.9 million for the years ended December 31, 1998 and 1997, respectively. Cash used to invest in capital equipment totaled $3.3 million and $737,000 in 1998 and 1997, respectively. The Company continues to invest in capital equipment, principally to upgrade facilities, computer systems and photocopy equipment. At December 31, 1998, the Company had no commitments to purchase equipment; however, the Company expects to make additional capital expenditures of between $1.75 million and $2.25 million in 1999, none of which is pursuant to a firm commitment.

FINANCING ACTIVITIES

          Net cash provided by financing activities for 1998 and 1997 was $48.3 million and $36.6 million, respectively, and consisted primarily of proceeds from Credit Agreement borrowings and the issuance of Series A Convertible Preferred Stock used to fund payments for acquired businesses and for working capital. In addition, the Company from time to time issues promissory notes in connection with acquisitions.

The Company currently has a Credit Agreement with financial institutions which, as amended, provides for borrowings up to $80.8 million through May 31, 1999 and $83.5 million thereafter based on operating cash flow as defined therein. The Credit Agreement expires January 3, 2000. Borrowings under the Credit Agreement bear interest at the prime rate, plus specified margins. The payment of certain of the margins is deferred until the maturity of the Credit Agreement. The Credit Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial covenants. At December 31, 1998, the effective interest rate was 8.7% and aggregate borrowings under the Credit Agreement were $79.7 million. In connection with the Company's acquisition of Gregory & Gregory Associates and Gregory & Gregory Staffing in August 1998, GTCR has guaranteed the repayment of a $2.5 million overadvance made to the Company under the Credit Agreement and received a fee of $125,000 in consideration of such guarantee. In January 1999, GTCR paid $2,437,500 pursuant to its guaranty and received 2,437.5 shares of Series C Preferred Stock. At December 31, 1998, the Company had approximately $13.0 million of indebtedness payable to sellers of various acquired businesses. In February 1999, GTCR guaranteed $1.5 million of an overadvance made to the Company under the Credit Agreement and is entitled to receive a fee of $75,000. GTCR paid $1.5 million pursuant to its guaranty in April 1999. The funds paid by GTCR on the guaranty are evidenced by a subordinated promissory note with interest at the rate of 18% per annum, principal and interest to be due and payable four months after funding.

FUTURE CAPITAL NEEDS

The Company believes that available borrowings under its Credit Agreement, as amended, and cash from operations, will be sufficient to fund its operations, planned capital expenditures, payment of certain cash earn-outs and repayment of indebtedness to certain former owners of acquired businesses through 1999. The Credit Agreement, as amended, expires on January 3, 2000, and the Company expects to renegotiate the Credit Agreement, or enter into a new credit agreement. However, there can be no assurance that the Company will be able to generate sufficient cash flows from operations or that the terms available for any future debt or equity financing would be acceptable to the Company.

INFLATION

          Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary effects. Supplies, such as paper and related products, can be subject to significant price fluctuations. Although the Company to date has been able to substantially offset any such cost increases through increased operating efficiencies, there can be no assurance that the Company will be able to offset any future cost increases through similar efficiencies or increased charges for its products and services.

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

          The Company has completed its identification of IT systems that are not year 2000 compliant and is in the process of making appropriate responses to address certain identified problem areas. The Company has hired an outside firm to assist in developing a new management information system for scheduling, billing and paying independent contractors that is designed to be year 2000 compliant and it intends to implement the system by September 1999. The Company planned to replace its existing information system and did not accelerate the replacement due to year 2000 issues. Testing of all aspects of the new system commenced in the first quarter of 1999 and is expected to be completed during the third quarter of 1999. Costs incurred through December 31, 1998 in connection with the management information system were $500,000 and the total cost is estimated to be $1,000,000. The Company is currently in the process of assessing its non-IT systems for year 2000 compliance.

          The ability of third parties with whom the Company transacts business to address adequately their year 2000 compliance is beyond the Company's control. At this time, the Company has begun to make inquiries of its major third party vendors to determine their ability to be year 2000 compliant. At this time, the Company is unable to determine the extent to which it will be dependent on third parties to identify or address year 2000 issues or the impact of any year 2000 problems of such third parties on the Company's business, financial condition or results of operations.

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

          The costs incurred by the Company, including the cost of the replacement system, to address year 2000 compliance have not had, and are not anticipated to have, a material adverse effect on the Company's business, financial condition or results of operations. These costs, and the date on which the Company plans to complete the year 2000 modification and testing processes, are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.


NEW ACCOUNTING STANDARDS

          In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities.

          The Company anticipates that the adoption of SFAS No. 133 will not have a material effect on the financial position, results of operations or liquidity of the Company.

ITEM 7.   FINANCIAL STATEMENTS

          Reference is made to the Financial Statements, the reports thereon and notes thereto, commencing on page F-1 to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and executive officers of the Company are as follows:

                                                                    Director  or
Name                        Age   Position With Company            Officer Since

Malcolm L. Elvey..........  57    Chairman of the Board and Director      1993
David A. White............  46    Chief Executive Officer and             1997
                                  Director
David A. Higson...........  51    Executive Vice President, Chief         1997
                                  Financial Officer, Secretary and
                                  Director
Cary A. Sarnoff...........  51    Senior Vice President--                 1994
                                  Litigation Support and Director
Carole L. Hughes..........  51    Senior Vice President--                 1998
                                  Government and Industry Relations
David L. Harju............  43    Vice President-- Sales                  1998
William J. Forbes.........  48    Vice President-- Human Resources        1998
Steven L. Wolkenstein.....  39    Vice President and Treasurer            1997
Mortimer R. Feinberg(1)(2)  76    Director                                1993
Gary L. Monroe(1)(2)......  44    Director                                1998
Joseph P. Nolan(1)(2).....  34    Director                                1996
Bruce V. Rauner...........  43    Director                                1996


--------------

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

          MALCOLM L. ELVEY has served as Chairman of the Board of Directors of the Company since its incorporation in 1993 and also served as Chief Executive Officer of the Company until February 1997. Mr. Elvey is a Chartered Accountant and has a Master of Business Administration from the University of Cape Town. Mr. Elvey is also a director of Algol, a public company based in Italy.

          DAVID A. WHITE has been Chief Executive Officer of the Company since February 1997. He has also been an officer of Harlingwood & Company LLC ("Harlingwood") since January 1997. From 1992 to December 1996, Mr. White was President of MedTrans ("MedTrans"), a division of Laidlaw, Inc., where he successfully led the implementation of an acquisition program focused on consolidating and improving profitability within the ambulance services industry.

          DAVID A. HIGSON has been Executive Vice President of the Company since February 1998, Chief Financial Officer and Secretary since May 1997 and a director since June 1998 and was Senior Vice President from May 1997 to February 1998. From June 1993 to April 1997, he was Senior Vice President-Administration and Financial Operations of MedTrans where he successfully assisted in implementing an acquisition program focused on consolidating and improving profitability within the ambulance services industry.

          CARY A. SARNOFF is Senior Vice President of Litigation Support and is the former Vice Chairman of the Company. Mr. Sarnoff has been a director and officer of the Company since November 1994. Prior thereto, Mr. Sarnoff was President of Sarnoff Deposition Service, Inc. ("SDS"), a court reporting firm acquired by the Company in 1994. Mr. Sarnoff has more than 25 years experience in the court reporting industry.

          CAROLE L. HUGHES is Senior Vice president, Government and Industry Relations. Prior thereto, Ms. Hughes was Senior Vice President of East Coast Operations for the Company since February 1998. From 1981 to November 1997, Ms. Hughes was the Vice President and a principal shareholder of Jurist-Begley Reporting Services (or its predecessor), a court reporting company in Philadelphia, Pennsylvania, that was acquired by the Company in November 1997.

          DAVID L. HARJU was appointed Vice President, Sales of the Company in December 1998. From May 1998 to November 1998, Mr. Harju was the Western Region Sales Director. For the ten years prior thereto, he was in the hospitality field, including positions of Vice President, Sales for Tarsadia Hotels, Vice President, Sales for Forte Hotels, Inc. and Regional Director for Holiday Inn Worldwide.

          WILLIAM J. FORBES was appointed Vice President, Human Resources, of the Company in May 1998. From July 1993 to April 1998, Mr. Forbes was director of Human Resources of MedTrans, where he successfully implemented a human resources program for the acquired companies. Mr. Forbes has more than 20 years experience in human resources.

          STEVEN L. WOLKENSTEIN was appointed Vice President and Treasurer of the Company in September 1997. From April 1993 to August 1997, he was tax and treasury/international finance manager for the Upper Deck Company, and for five years prior thereto he was with KPMG LLP, with his last position being senior tax manager.

          MORTIMER R. FEINBERG, PH.D., has served as a director of the Company since its incorporation. He is the co- founder of BFS Psychological Associates, Inc., a human resources consulting firm, and has served as Chairman of its Board of Directors since 1960. Dr. Feinberg is Professor Emeritus, Baruch College, City University of New York and is a frequent contributor to the WALL STREET Journal on human resources and other business topics.

          GARY L. MONROE has served as a director of the Company since June 1998. Mr. Monroe has been the Chairman of the Board of Lason, Inc. ("Lason"), an integrated outsourcing services company, since 1998, Chief Executive Officer since February 1996, President since April 1997 and a director since he joined Lason in September 1995. From September 1995 to February 1996, Mr. Monroe served as Executive Vice President of Lason. From May 1992 to September 1995, Mr. Monroe served as President of Kodak Imaging Services, Inc., a subsidiary of Eastman Kodak Co.

          JOSEPH P. NOLAN has served as director of the Company since October 1996. Mr. Nolan is a Principal of GTCR Golder Rauner, LLC and has been a Principal of Golder, Thoma, Cressey, Rauner, Inc. ("GTCR Inc."), which is a general partner of GTCR, since July 1996. Mr. Nolan joined GTCR Inc. in February 1994. From May 1990 to January 1994, Mr. Nolan served as Vice President Corporate Finance at Dean Witter Reynolds Inc. Mr. Nolan is also a director of Lason and Province Healthcare, Inc.

          BRUCE V. RAUNER has served as director of the Company since October 1996. Mr. Rauner is the Managing Principal of GTCR Golder Rauner, LLC and has been a Principal of GTCR Inc. for more than the past five years. Mr. Rauner is also a director of Lason, Polymer Group, Inc., Coinmach Laundry Corporation, Province Healthcare, Inc. and Answerthink Consulting Group.

DIRECTOR COMPENSATION

          Compensation for directors who are not officers of the Company is $1,250 per meeting, plus reimbursement for any out-of-pocket expenses incurred in connection with attending such meetings. In addition, each current outside director has received, and each outside director upon election to the Board of Directors will receive, options to purchase 5,000 shares of Common Stock of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and holders of more than ten percent are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the year ended December 31, 1998, its executive officers, directors and holders of more than ten percent complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth certain information regarding compensation paid by the Company or accrued for services rendered in all capacities during the fiscal year ended December 31, 1998, to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000:

                                                SUMMARY COMPENSATION TABLE

                                             Annual Compensation                             Long Term Compensation
                                        ----------------------------------------   ------------------------------------------------
                                                                                    Awards                     Payouts
                                                                                   ----------                ------------
                                                                     Other         Restricted
                                                                     Annual          Stock       Options       LTIP      All Other
Name and                                Salary       Bonus        Compensation      Awards(s)      /SARS      Payouts  Compensation
Principal Position          Year         ($)          ($)              ($)             ($)          (#)        ($)         ($)
-----------------------   --------      ---------   --------      ------------    ------------   --------     --------- -----------
Malcolm L. Elvey            1998        $203,187                                                  20,000
Chairman                    1997         200,043                                                  15,000
                            1996         194,595    $115,000                                      25,000

David A. White              1998(1)      233,675                                                 100,000
Chief Executive Officer     1997(2)      174,791                                                 125,000

Cary A.Sarnoff,             1998         213,967                                                  37,500
Senior Vice President       1997         191,675                                                  37,500
                            1996         190,436                                                  25,000

David A. Higson             1998         170,833                                                  87,500
Executive Vice President    1997(3)       93,750      13,000                                      62,500

Gregory J. Mazares          1998         150,000      50,000
Senior Vice President


(1)  Represents amounts paid to Harlingwood and to Mr. White.
(2)  Amounts were paid to Harlingwood.
(3)  Represents compensation for the partial year from May 15, 1997.


EMPLOYMENT AND RELATED AGREEMENTS

          Malcolm L. Elvey is employed by the Company under an employment agreement which expires in May 1999. Mr. Elvey receives an annual salary of $203,187, which is subject to cost of living increases. Mr. Elvey is also entitled to an annual bonus ranging from 3% of pre-tax earnings of the Company in excess of $750,000 to 15% of pre-tax earnings of the Company in excess of $2,500,000; provided, however, that the bonus will not exceed 100% of Mr. Elvey's annual salary. In the event the Company consummates any acquisitions, these pre-tax earnings levels are increased by 70% of the net income before taxes of the acquired business, excluding any extraordinary items of gain or loss (which amount is prorated for the portion of any year in which the acquired business operations are consolidated with the Company's). The employment agreement terminates upon the death or permanent disability of Mr. Elvey or for cause. Cause is defined as a material breach of the employment agreement by Mr. Elvey, his gross negligence or willful misconduct in the performance of his duties, his dishonesty to the Company, conviction of a felony or excessive absenteeism unrelated to a disability. In addition, Mr. Elvey has agreed not to compete with the Company for a period of two years following the termination of his employment with the Company.

          David A. White is employed under a one-year agreement which expires June 1999 at an annual salary of $250,000 and is automatically renewed on a year-by-year basis unless terminated by either party upon at least 60 days notice prior to the renewal date. If the agreement is not renewed by the Company, the Company has agreed to pay to Mr. White six months of severance pay. Mr. White's employment agreement contains termination provisions which are substantially the same as those of Mr. Elvey's employment agreement. Mr. White has agreed not to compete with the Company for a period of one year following the termination of his employment with the Company.

          In connection with the acquisition of SDS, on June 22, 1994, the Company entered into an employment agreement with Cary A. Sarnoff which expires in June 1999 and is automatically renewed on a year-by-year basis unless terminated by either party upon at least 60 days notice prior to the renewal date. Mr. Sarnoff receives an annual salary at the rate of $213,967, which is subject to cost of living increases. Mr. Sarnoff's employment agreement contains termination provisions which are substantially the same as those of Mr. Elvey's employment agreement. Mr. Sarnoff has agreed not to compete with the Company for a period of two years following the termination of his employment with the Company.

          David A. Higson is employed under a one-year agreement which expires June 1999 at an annual salary of $175,000 and is automatically renewed on a year-by-year basis unless terminated by either party upon at least 60 days notice prior to the renewal date. If the agreement is not renewed by the Company, the Company has agreed to pay to Mr. Higson six months of severance pay. Mr. Higson's employment agreement contains termination provisions which are substantially the same as those of Mr. Elvey's employment agreement. Mr. Higson has agreed not to compete with the Company for a period of one year following the termination of his employment with the Company.

          Carole L. Hughes is employed under a three-year employment agreement which expires November 2000 at an annual salary of $135,000. Ms. Hughes is also entitled to a performance bonus of up to 50% of her annual salary if the Company achieves financial and operating objectives agreed to by Ms. Hughes and the Company, with Ms. Hughes to receive a minimum bonus of at least $60,000 for the first year. Ms. Hughes' employment agreement contains termination provisions which are substantially the same as those of Mr. Elvey's employment agreement. Ms. Hughes has agreed not to compete with the Company for a period of two years following the termination of her employment with the Company.

          Gregory J. Mazares was employed under a two-year agreement which was to expire August 31, 1999 at an annual salary of $150,000. Mr. Mazares received an initial bonus of $50,000 and an additional $50,000 bonus on September 1, 1998. If the employment of Mr. Mazares was terminated by the Company, the Company had agreed to pay to him $200,000 in severance payments, payable in 12 equal monthly installments. Mr. Mazares voluntarily resigned from the Company in 1999.

          The Company has entered into change in control agreements with its key executive officers, including Messrs. Elvey, Higson, Sarnoff and White, which provide that if an executive's employment is terminated within six months after a change in control of the Company, or the executive terminates employment within such six month period of time, then the executive shall be entitled to a lump sum severance payment and all of the executive's options, if any, which are not then vested shall immediately vest. The lump sum severance payment for Messrs. Higson and White is 150% of base salary and bonus at the time of termination and for the other executives is 100% of base salary and bonus at the time of termination. At December 31, 1998 and based on salary levels currently in effect, in the event of a change in control, Messrs. Elvey, Higson, Sarnoff and White would have been entitled to receive a lump sum of $203,187, $262,500, $213,967 and $375,000, respectively. The agreements have a one year term, but will be automatically renewed for successive one year terms unless terminated at least 60 days prior to June 30th of any year and prior to a "change in control." If the payments to be received under the agreements would not be deductible for tax purposes by the Company as the result of such payment constituting an excess parachute payment, the payment would be reduced to an amount which would make the entire payment deductible for tax purposes. As used in the agreements, change in control means a person or a group of persons becomes the beneficial owner of more than 30% of the Company's Common Stock, stockholders approve a merger of the Company into another entity or a sale of substantially all the Company's assets or a change in the composition of a majority of the members of the Board of Directors.

STOCK OPTION PLAN

          In February 1993, the Board of Directors of the Company adopted the 1993 Stock Option Plan (the "Plan"), which was approved by stockholders of the Company. The Plan was amended to increase the number of options which may be granted thereunder to 1,750,000 shares of Common Stock. Incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options may be granted under the Plan.

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

          The table below sets forth information regarding the grant of stock options made to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 1998.



                                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                   (Individual Grants)

==================================================================================================================================
                                                                      Percent of
                                                Number of             Total
                                                Securities            Options/SARs
                                                Underlying            Granted to           Exercise or
                                                Options/SARs          Employees in         Base Price          Expiration
Name                                            Granted (#)           Fiscal Year          ($/Sh)              Date
----------------------------------------------------------------------------------------------------------------------------------
Malcom L. Elvey                                  20,000                   6.26%              $12.00             4/2008
----------------------------------------------------------------------------------------------------------------------------------
David A. White (a)                              100,000                  31.30%              $12.00             4/2008
----------------------------------------------------------------------------------------------------------------------------------
Gregory Mazares                                 0                         -                    -                  -
----------------------------------------------------------------------------------------------------------------------------------
Cary Sarnoff                                     37,500                  11.74%              $12.00             4/2008
---------------------------------------------------------------------------------------------------------------------------------
David A. Higson                                  87,500                  27.39%              $12.00             4/2008
==================================================================================================================================

         The table below sets forth information for the executive officers named in the Summary Compensation Table concerning option exercises during 1998 and outstanding options at December 31, 1998.

                              AGGREGATED OPTION/SAR EXERCISES IN 1998 AND DECEMBER 31, 1998
                                                    OPTION/SAR VALUES

====================================================================================================================================
                                                                     Number of Securities
                                                                          Underlying                         Value of Unexercised
                                                                          Unexercised                          in-the-Money
                             Shares                                     Options/SARs at                       Options/SARs at
                             Acquired                                  December 31, 1998                     December 31, 1998
                             On                 Value
Name                         Exercise           Realized     Exercisable         Unexercisable       Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Malcolm L. Elvey               0                  -            95,833              61,667             0                   0
-----------------------------------------------------------------------------------------------------------------------------------
David A. White (a)             0                  -           135,937              39,063             0                   0
-----------------------------------------------------------------------------------------------------------------------------------
Gregory Mazares                0                  -            25,000              25,000             0                   0
-----------------------------------------------------------------------------------------------------------------------------------
Cary Sarnoff                   0                  -            29,167              70,833             0                   0
-----------------------------------------------------------------------------------------------------------------------------------
David A. Higson                0                  -            20,833             129,167             0                   0
====================================================================================================================================

------------------

(a)  These options were granted to Harlingwood.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of March 15, 1999, certain information with respect to the beneficial ownership of the Common Stock by: (i) each of the Company's Directors, (ii) each officer named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iii) each other person (including any "group," as that term is used in Section 13(d)(3) of the Exchange Act) who is known by the Company to own beneficially 5% or more of the Common Stock. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, except as noted below. The address of each person listed below is 750 "B" Street, Suite 2350, San Diego, California 92101, unless otherwise indicated.

                                                                      Percent
Name and Address of Beneficial Owner          Number of Shares        of Class


Malcolm L. Elvey (1)                              439,500                8.2%
  216 East 45th Street
  New York, NY 10017
The Sarnoff Trust (2)                             375,000                7.3%
  2100 Broadway
  Santa Ana, CA 92706
Allied Investment Corporation (3)                 312,500                5.7%
  Allied Investment Corporation II
  Allied Capital Corporation II
  1666 K Street
  Washington, DC 20006
Mortimer R. Feinberg(4)                             5,000                  *
David J. Feldman (5)                              312,950                6.0%
  100A Store Hill Road
  Old Westbury, NY 11568
Gary L. Monroe (4)                                  5,000                  *
Golder, Thoma, Cressey, Rauner Fund IV,         4,275,000               47.1%
L.P. (6)
Joseph P. Nolan (6)                                    __                __
Bruce V. Rauner (6)                                    __                __
Cary A. Sarnoff (7)                               478,890                9.1%
Harlingwood & Company LLC (8)                     350,000                6.5%
David A. White (8)                                350,000                6.5%
David A. Higson (9)                               150,000                2.8%
Carole L. Hughes (10)                             184,263                3.5%
All directors and executive officers as a       1,657,653               28.2%
group (11) (12 persons)


----------------

*   Less than 1%

(1) Includes options to purchase 157,500 shares of the Company's Common Stock granted to Mr. Elvey under the Plan.

(2) The Sarnoff Trust is a revocable trust of which Cary A. Sarnoff and his wife, Michelle A. Sarnoff, are settlors, trustees and beneficiaries.

(3) These entities in the aggregate own warrants to purchase an aggregate of 312,500 shares of Common Stock at an exercise price of $5.80 per share, subject to adjustment.

(4)     Consists of options to purchase 5,000 shares of Common Stock.

(5) Includes options to purchase 62,500 shares of the Company's Common Stock granted to Mr. Feldman under the Plan.

(6) GTCR is the direct owner of 19,012.5 shares of Series A Convertible Preferred Stock which are convertible into 3,656,250 shares of Common Stock and 2,437.50 shares of Series C Convertible Preferred Stock which are convertible into 243,750 shares of Common Stock. GTCR IV, L.P., a limited partnership , is the general partner of GTCR and Golder, Thoma, Cressey, Rauner, Inc. ("GTCR Inc.") is the general partner of GTCR IV, L.P. As such, they may be deemed to be the indirect beneficial owners of such securities. Messrs. Nolan and Rauner are principals of GTCR Inc.

(7) Includes shares owned by The Sarnoff Trust and options to purchase 100,000 shares of the Company's Common Stock granted to Mr. Sarnoff under the Plan. See Note (2).

(8) Mr. White is an officer of Harlingwood. Includes 175,000 shares owned by Harlingwood and options to purchase 175,000 shares of Common Stock owned by Harlingwood.

(9) Consists of options to purchase 150,000 shares of the Company's Common Stock granted to Mr. Higson under the Plan.

(10) Includes options to purchase 57,500 shares of Common Stock of the Company.

(11)    Includes options to purchase 712,500 shares of Common Stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          For as long as The Sarnoff Trust owns 20% or more of the Common Stock issued in connection with the acquisition of Sarnoff Deposition Services ("SDS"), the Company has agreed to nominate, recommend and use its best efforts to have Mr. Sarnoff elected as a director of the Company.

          SDS was a party to an agreement with Edward Sarnoff, the father of Cary Sarnoff, pursuant to which SDS agreed to pay to Edward Sarnoff, in the event of the sale of SDS, the amount of $1.0 million payable in equal monthly installments over a period of five years. In connection with the Company's acquisition of SDS, the Company assumed the obligations of SDS under this agreement.

On October 23, 1996, the Company entered into a Purchase Agreement, as amended (the "Purchase Agreement"), pursuant to which the Company sold to GTCR and Antares Leveraged Capital Corp. (collectively, the "Investors") 21,937.5 and
562.5 shares of Series A Convertible Preferred Stock, respectively, for an aggregate purchase price of $22.5 million. In addition, in January 1998, the Investors were given the further right on or prior to December 2, 1999 to acquire up to 5,000 shares of Series B Convertible Preferred Stock at a price of $1,000 per share. In June 1998, GTCR acquired an option to acquire up to an additional 2,500 shares of Series B Convertible Preferred Stock at a price of $1,000 per share, which stock is convertible into an aggregate of 208,333 shares of Common Stock at a conversion price of $12.00 per share. In August 1998, GTCR converted its options to acquire 7,500 shares of Series B Convertible Preferred Stock into 375,000 shares of Common Stock. In connection with the Company's acquisition of Gregory & Gregory Associates and Gregory & Gregory Staffing in August 1998, GTCR guaranteed the repayment of a $2.5 million overadvance made to the Company under the Credit Agreement and received a fee of $125,000 in consideration of such guarantee. In January 1999, GTCR paid $2,437,500 under the guarantee and received a new series of convertible preferred stock (Series C Convertible Preferred Stock) of the Company which is identical to the Series A Convertible Preferred Stock except that it has a conversion price of $10.00 per share. The liquidation value of this new series is $2.5 million. In February 1999, GTCR guaranteed the repayment of 50% of a $3 million overadvance made to the Company under the Credit Agreement and is entitled to receive a fee of $75,000. In April 1999, GTCR paid $1.5 million pursuant to its guaranty. GTCR received a subordinated promissory note in the amount of such payment, which note is due and payable four months after funding, together with interest at the rate of 18% per annum.

          The Series A Convertible Preferred Stock is convertible into Common Stock of the Company at a conversion price of $6.00 per share (subject to anti-dilution adjustments) and bears cumulative annual dividends at the rate of 6% ($60.00) per annum. The holders of Series A Convertible Preferred Stock have a liquidation preference of $1,000 per share, plus accrued dividends. Holders of Series A Convertible Preferred Stock have the right to vote together with the holders of Common Stock and are entitled to one vote for each whole share of Common Stock into which the Series A Convertible Preferred Stock is convertible (presently 166 2/3 votes per share). GTCR was granted various rights to ask for registration under the Securities Act of any shares of Common Stock acquired by it upon conversion of the Series A Convertible Preferred Stock. Without the consent of the holders of a majority of the Series A Convertible Preferred Stock, the Company may not take various actions, including paying dividends on capital stock if there are any accrued but unpaid dividends on the Series A Convertible Preferred Stock, issuing any equity securities which are senior to or on a parity with the Series A Convertible Preferred Stock, merging with another entity, selling or otherwise disposing of all or substantially all its assets, or acquiring other entities. In addition, the Company may not issue in a private offering any equity securities without first offering the holders of Series A Convertible Preferred Stock the right to acquire their pro rata share. In connection with the Purchase Agreement, the Investors and Malcolm L. Elvey, Chairman of the Board of the Company, Cary A. Sarnoff, an officer and director of the Company, David J. Feldman, former President of the Company, CMNY Capital L.P. and Allied entered into a Stockholder's Agreement dated as of October 23, 1996, as amended (the "Stockholder's Agreement"), pursuant to which (a) the parties agreed to vote their shares to elect as directors four representatives designated by management, two representatives designated by GTCR and four representatives jointly designated by GTCR and management; provided, however, that if they are unable to agree on such joint designees within 90 days, then GTCR may elect the joint designees; (b) management granted to the other stockholders rights of first refusal to acquire their shares if they desire to sell the same, subject to exceptions for public sales and for transfers to family members; and (c) if the Company's Board of Directors approves a sale of the Company's assets or capital stock (whether by merger or otherwise), each stockholder other than Allied and CMNY Capital L.P. agreed to consent to such transaction.

          The Series C Convertible Preferred Stock is identical to the Series A Convertible Preferred Stock except that it is junior to the Series A Convertible Preferred Stock, has a conversion price of $10.00 per share and has 100 votes per share.

          In February 1997, the Company entered into a management agreement with Harlingwood, pursuant to which Harlingwood provided management services to the Company. This agreement terminated effective in June 1998 upon the Company entering into an employment agreement with Mr. White. Mr. White fulfilled Harlingwood's obligations under the management agreement. In connection with the management agreement, the Company granted options to Harlingwood to purchase 75,000 shares of Common Stock at an exercise price of $18.00 per share and sold to Harlingwood 125,000 shares of Common Stock at a price of $6.25 per share, which purchase price was paid by Harlingwood issuing to the Company a promissory note in the principal amount of $781,250, bearing interest at the rate of 7% per annum. The note is secured by a pledge of the shares and is payable in full on April 15, 2001. The shares and options vest 25% on February 13, 1998 and ratably over a three year period of time subsequent thereto. On December 15, 1997, Harlingwood exercised options to purchase 50,000 shares of Common Stock at an exercise price of $7.50 per share and delivered to the Company in payment of the exercise price a promissory note in the principal amount of $375,000, bearing interest at the rate of 7% per annum. The note is secured by a pledge of the shares and is payable in full on December 15, 2001. As the result of the foregoing, at December 31, 1998, Harlingwood was indebted to the Company in the principal amount of $1,156,250. In May 1998, the Company granted to Harlingwood options to purchase 100,000 shares of Common Stock at an exercise price of $12.00 per share. The Company has agreed to loan to Harlingwood any funds needed to pay the exercise price in connection with the exercise of the options.

          The Company has engaged Harlingwood Partners, L.P., a partnership of which Mr. White is a principal ("Harlingwood Partners"), to provide acquisition services for acquisitions other than in the court reporting area. Harlingwood Partners will be entitled to a fee of 1% of value of each completed transaction. In connection with the acquisitions of A-L Associates and A-L Attorneys on Assignment in May 1998 and Gregory & Gregory Associates and Gregory & Gregory Staffing in August 1998, Harlingwood Partners received total fees of $162,500.

          In January 1999, the Company acquired all the stock of a corporation owned by Cary Sarnoff for a purchase price consisting of 50,000 shares of Common Stock of the Company.


PART IV

ITEM 13.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


          (a)(1). Financial Statements. The following consolidated financial statements of Esquire Communications Ltd. and Subsidiaries, required by Part II,
Item 7, are included in Part IV of this report:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997.

          Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

     10.2 Employment Agreement dated as of June 30, 1998, between the Company and David A. White.

     10.3 Employment Agreement dated November 7, 1997, between the Company and Carole L. Hughes. Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 ("1997 10-K").

     10.4 Agreement dated as of May 1, 1997 by and between the Company and David Feldman. Incorporated by reference to Exhibit 10.4 to 1997 10-K.

     10.5 Employment Agreement dated June 22, 1994 by and between the Company and Cary A. Sarnoff. Incorporated by reference to Exhibit 4 to Current Report on Form 8-K reporting on an event which occurred on June 22, 1994.

     10.6 Purchase Agreement dated October 23, 1996 by and between the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR") and Antares Leveraged Capital Corp. (collectively with GTCR, the "Investors"). Incorporated by reference to Exhibit 10.4 to October 1996 8-K.

     10.7 Stockholders Agreement dated October 23, 1996 by and between the Investors, Malcolm L. Elvey, Cary A. Sarnoff, David J. Feldman, CMNY Capital L.P. and Allied Investment Corporation, Allied Investment Corporation II and Allied Capital Corporation II. Incorporated by reference to Exhibit 10.5 to October 1996 8-K.

     10.8 Registration Agreement dated October 23, 1996 among the Company and the Investors. Incorporated by reference to Exhibit 10.6 to October 1996 8-K.

     10.9      Agreement dated October 23, 1996 among the Company, GTCR, David
               J. Feldman, The Sarnoff Trust, Allied Investment Corporation I, Allied Investment Corporation II and Allied Capital Corporation II relating to registration rights. Incorporated by reference to
               Exhibit 10.7 to October 1996 8-K.

     10.10 Amended and Restated Credit Agreement dated as of August 10, 1998 by and among Esquire Communications Ltd., as Borrower, Antares Leveraged Capital Corp., as Agent and the Other Financial Institutions Party Hereto, as Lenders.

     10.11 Asset Purchase Agreement dated as of May 28, 1997 among the Company, Wolfe Rosenberg & Associates, Inc., M&M Computrans, Seymour L. Wolfe and Fred R. Rosenberg. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K reporting on an event which occurred on May 28, 1997.

     10.12 Asset Purchase Agreement dated as of June 13, 1997, among the Company, Krauss, Katz & Ackerman, Inc., Harvey Krauss, Leonard Katz and Robert Ackerman. Incorporated by reference to Exhibit
               10.1 to Current Report on Form 8-K reporting on an event which occurred June 13, 1997 ("June 1997 8-K").

     10.13 Asset Purchase Agreement dated as of June 18,1997, among the Company, American Network Services, Inc., John C. Durham, David Rainwater, William Bird and Jeff Johnson. Incorporated by reference to Exhibit 10.2 to June 1997 8-K.

     10.14 Amendment No. 2 dated as of January 8, 1998 to Purchase Agreement dated October 23, 1996, among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Antares Leveraged Capital Corp. Incorporated by reference to Exhibit 10.16 to 1997 10-K.

     10.15 Employment Agreement dated September 1, 1997 between the Company and Gregory J. Mazares. Incorporated by reference to Exhibit
               10.17 to 1997 10-K.

     10.16 Amendment No. 1 dated as of June 17, 1997 to Purchase Agreement dated October 23, 1996, among Esquire, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Antares Leveraged Capital Corp. Incorporated by reference to Exhibit 10.3 to June 1997 8-K.

     10.17 Amendments No. 1 and No. 2 to Stockholder's Agreement dated October 23, 1996, among Esquire and various stockholders of Esquire. Incorporated by reference to Exhibit 10.4 to June 1997 8-K.

     10.18 Agreement dated February 9, 1998 between the Company and Harlingwood Partners, L.P.

     10.19 Employment Agreement dated June 30, 1998 between the Company and David A. Higson.

     10.20 Form of Change in Control Agreement between the Company and each of its key executive officers.

     21        Subsidiaries of the Registrant.

     23        Consent of independent accountants.

     (b)   Reports on Form 8-K.

           None

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Esquire Communications Ltd.:

We have audited the accompanying consolidated balance sheets of Esquire Communications Ltd. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esquire Communications Ltd. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                   KPMG LLP

San Diego, California
March 26, 1999, except as to the second, third and fifth paragraphs of Note 5(A), which are as of April 14, 1999

                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1998 and 1997
                       (In Thousands, Except Share Data)

                              Assets (Pledged)                                   1998            1997
                                                                                ----------    -----------
                                                                                                (Note 2)

Current assets:
        Cash                                                                   $    933             116
        Accounts receivable, less allowance for doubtful accounts of
          $2,098 in 1998 and $1,334 in 1997                                      27,574          14,621
        Prepaid expenses and other current assets                                 2,944             639
                                                                               ------------    ----------
                Total current assets                                             31,451          15,376

Property and equipment, net                                                       5,937           3,056
Cost in excess of fair value of net identifiable assets of acquired businesses, less accumulated amortization of $6,039 in 1998
   and $2,878 in 1997                                                           112,840          62,763
Other assets, less accumulated amortization of $769 in 1998
   and $714 in 1997                                                               1,028           1,656
                                                                               -------------    -----------
                                                                               $151,256          82,851
                                                                               =============    ===========
                   Liabilities and Stockholders' Equity

Current liabilities:
        Bank overdraft                                                         $    727              -
        Accounts payable                                                          8,826           3,616
        Accrued expenses                                                          6,798           5,622
        Unearned revenue                                                           --               105
        Current portion of long-term debt, including related parties              3,779           4,361
                                                                               -------------    ------------
                                        Total current liabilities                20,130          13,704

Long-term debt, including related parties                                        90,329          45,442
Other liabilities                                                                   331             165
                                                                               -------------    ------------
                                        Total liabilities                       110,790          59,311

Stockholders' equity:
        Preferred stock, $.01 par value, 1,000,000 shares authorized in series:
          Series A convertible preferred stock 22,500 shares authorized;
            22,500 and 15,000 shares issued and outstanding in 1998
            and 1997, respectively; $22,500 and $15,000 aggregate
            liquidation preference in 1998 and 1997, respectively                     --             --
        Common stock, $.02 par value, 100,000,000 shares authorized;
          5,213,729 and 3,524,949 shares issued in 1998 and 1997,
          respectively; 5,121,979 and 3,433,199 shares outstanding
          in 1998 and 1997, respectively                                            104              71
        Additional paid-in capital                                               48,041          29,055
        Treasury stock, at cost - 91,750 shares in 1998 and 1997                   (550)           (550)
        Notes receivable - stockholder                                           (1,156)         (1,156)
        Accumulated deficit                                                      (5,973)         (3,880)
                                                                               --------------   ------------
                                        Total stockholders' equity               40,466          23,540
                                                                               --------------   ------------
Commitments and contingencies
                                                                               $151,256          82,851
                                                                               ==============   ============

See accompanying notes to consolidated financial statements.

                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996
                (In Thousands, Except Share and Per Share Data)

                                                                1998            1997            1996
                                                             -------------    -----------     -----------
                                                                               (Note 2)        (Note 2)
Revenue                                                      $  110,586          53,178         29,501
                                                            ---------------    ----------     -----------
Costs and expenses:
    Operating expenses                                           63,470          30,284         16,662
    General and administrative expenses                          37,214          20,046         10,585
    Depreciation and amortization                                 4,753           2,522          1,198
                                                            ---------------    ----------    ------------
                                                                105,437          52,852         28,445
                                                            ---------------    ----------    ------------
            Income from operations                                5,149             326          1,056
                                                            ---------------    ----------    ------------
Other income (expense):
    Interest expense                                             (6,669)         (2,697)        (1,225)
    Interest income                                                  87              41              6
    Other                                                            --              --              3
                                                            ---------------    ----------    ------------
                                                                 (6,582)         (2,656)        (1,216)
                                                            ---------------    ----------    ------------
            Loss before provision for income taxes
              and extraordinary item                             (1,433)         (2,330)          (160)

Provision (benefit) for income taxes                               (589)            125            216
                                                            ---------------    ----------    ------------
            Loss before extraordinary item                         (844)         (2,455)          (376)

Extraordinary item - loss on early extinguishment of
   debt, net of tax benefit of $104                                 --              --             157
                                                            ---------------    ----------    ------------
            Net loss                                               (844)         (2,455)          (533)

Dividends on preferred stock                                     (1,249)           (702)           (75)
                                                            ---------------    ----------    ------------
            Net loss applicable to common stockholders      $    (2,093)         (3,157)          (608)
                                                            ===============    ==========    ============
Net loss per common share:
    Basic and diluted:
    Net loss before extraordinary item                      $     (0.48)          (1.12)         (0.19)
    Extraordinary item                                             --               --           (0.06)
                                                            ---------------    -----------    ------------
            Net loss                                        $     (0.48)          (1.12)         (0.25)
                                                            ===============   ============   =============
Weighted-average shares outstanding                           4,352,055       2,815,142      2,479,576


See accompanying notes to consolidated financial statements.

                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996
                        (In Thousands Except Share Data)

                                         Series A                                                     Stock-                 Total
                                  convertible preferred stock    Common stock   Additional            holder                 stock-
                                  ---------------------------   --------------- paid-in     Treasury  Notes     Accumulated holders'
                                   Shares        Amount        Shares   Amount  capital     stock    receivable deficit      equity
                                    --------     ------        ------   ------  --------    -------- ---------- -------     --------
Balance, December 31, 1995              --      $  --        2,490,625   $  49   7,695          --       --     (115)         7,629

Issuance of common stock in
  connection with acquisitions
  of businesses                         --         --          102,003       2     508          --       --       --            510
Purchase of treasury stock              --         --         (216,750)      --     --       (1,300)     --       --         (1,300)
Dividends on preferred stock            --         --              --        --     --          --       --      (75)           (75)
Issuance of 7,500 shares of Series
  A convertible preferred
  stock, net of issuance costs        7,500        --              --        --  6,700          --       --       --          6,700
Net loss                                --         --              --        --     --          --       --     (533)          (533)
                                     -------    -------      ---------     ---- -------    ---------  -------  --------     --------
Balance, December 31, 1996            7,500        --        2,375,878       51 14,903       (1,300)     --     (723)        12,931

Issuance of common stock in
  connection with acquisitions
  of businesses                         --         --          678,000       14  5,680          --       --       --          5,694
Issuance of common stock in connection
  with warrant exchange offering, net
  of issuance costs                     --         --           92,448        2   (177)         --       --       --           (175)
Exercise of nonemployee warrants        --         --           76,540        2    224          --       --       --            226
Exercise of employee stock options      --         --           35,333        1    278          --       --       --            279
Reissuance of treasury stock in
  connection with exercise of employee
  stock options for note receivable     --         --          125,000       --     31          750     (781)     --            --
Issuance of stock options to
  non-employees                         --         --              --        --    632          --       --       --            632
Dividends on preferred stock            --         --              --        --     --          --       --     (702)          (702)
Exercise of employee stock options
  for note receivable                   --         --           50,000        1    374          --      (375)     --            --
Issuance of 7,500 shares of Series A
  convertible preferred stock, net of
  issuance costs                      7,500        --             --         --  7,110          --       --       --          7,110
Net loss                                --         --             --         --     --          --       --   (2,455)        (2,455)
                                     -------     -------     ---------     ----- ------     --------   ------ ----------    --------
Balance, December 31, 1997           15,000        --        3,433,199       71 29,055         (550)  (1,156) (3,880)        23,540

Issuance of common stock in
  connection with acquisitions
  of businesses                         --         --          739,290       15  7,066          --       --       --          7,081
Issuance of stock options in
  connection with business
  acquisitions                          --         --             --         --    514          --       --       --            514
Exercise of nonemployee warrants        --         --          570,615       11  3,894          --       --       --          3,905
Exercise of employee stock options      --         --            3,875       --     31          --       --       --             31
Exchange of options to purchase
  Series B convertible preferred stock
  for common stock                      --         --          375,000        7     (7)         --       --       --            --
Dividends on preferred stock            --         --             --         --     --          --       --   (1,249)        (1,249)
Issuance of 7,500 shares of Series A
  convertible preferred stock,
  net of issuance costs               7,500        --            --          --  7,488          --       --       --          7,488
Net loss                                --         --            --          --     --          --       --     (844)          (844)
                                     -------     -------     ----------   ----- ------       -------  ------- ---------    --------
Balance, December 31, 1998           22,500      $ --        5,121,979     $104 48,041         (550)  (1,156) (5,973)        40,466
                                     =======     =======     ==========   ===== =======      ======== ======= =========    =========

See accompanying notes to consolidated financial statements.

                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                     Years Ended December 31, 1998, 1997 and 1996
                                 (In Thousands)

                                                                            1998          1997            1996
                                                                         ---------      --------       ---------
Cash flows from operating activities:
   Net loss                                                           $    (844)         (2,455)         (533)
   Adjustments to reconcile net loss to net cash
     used in operating activities, excluding effect
     of business acquisitions:
       Depreciation and amortization                                      4,753           2,522         1,198
       Commission expense related to grant of
         stock options                                                      --              329           --
       Provision for deferred income taxes                                  --              140          (168)
       Extraordinary item                                                   --              --            157
      (Increase) decrease in assets:
         Accounts receivable                                             (1,100)         (2,815)       (1,284)
         Prepaid expenses and other current assets                       (1,498)            205          (427)
      Increase (decrease) in liabilities:
         Accounts payable, accrued expenses and
           unearned revenue                                              (3,037)          1,753           845
         Other liabilities                                                  166             (95)           37
                                                                      -----------       ------------   ----------
              Net cash used in operating activities                      (1,560)          (416)         (175)
                                                                      -----------       ------------   ----------
Cash flows from investing activities:
   Acquisitions of businesses                                           (43,683)        (34,866)       (3,958)
   Increase in other assets                                               1,081            (620)         (314)
   Purchases of property and equipment                                   (3,324)           (737)         (952)
                                                                      -----------      -------------  -----------
              Net cash used in investing activities                     (45,926)        (36,223)       (5,224)
                                                                      -----------      -------------  -----------
Cash flows from financing activities:
   Change in bank overdraft                                                 727             --            --
   Proceeds from long-term debt                                          39,650          31,846         8,218
   Payment of preferred stock dividends                                    --              (627)          --
   Principal payments on long-term debt                                  (3,110)         (1,552)       (6,317)
   Repayment under bank line of credit, net                                --               --         (1,600)
   Payment of deferred financing costs                                     (388)           (538)         (287)
   Proceeds from exercise of employee stock
      options                                                                31             279           --
   Purchase of treasury stock                                                --             --         (1,300)
   Warrant exchange offering issuance costs                                  --            (175)          --
   Proceeds from issuance of Series A convertible
      preferred stock, net                                                7,488           7,110         6,700
   Proceeds from exercise of warrants, net                                3,905             226           --
                                                                      -----------      ------------  ---------
              Net cash provided by financing activities                  48,303           36,569        5,414
                                                                      -----------      ------------  ----------
Net increase (decrease) in cash                                             817             (70)           15
Cash at beginning of year                                                   116             186           171
                                                                      -----------      ------------  ----------
Cash at end of year                                                   $     933             116           186
                                                                      ===========      ============  ==========


See accompanying notes to consolidated financial statements.

                  ESQUIRE COMMUNICAITONS LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996
                (In Thousands, Except Share and Per Share Data)


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

       (a)    PRINCIPLES OF CONSOLIDATION AND DESCRIPTION OF BUSINESS

              The accompanying consolidated financial statements include the financial statements of Esquire Communications Ltd. and its subsidiaries, all of which are wholly-owned
              (collectively, the Company). All significant intercompany accounts and transactions have been eliminated.

              The Company is the nation's leading provider of court reporting services to law firms, insurance companies and major corporations through Company-owned offices located in 24 markets in 11 states and the District of Columbia. In addition, the Company recently acquired several companies which provide permanent and temporary staffing of financial and legal professionals, legal video services, records retrieval, process service and document depository services.

       (b)    REVENUE RECOGNITION

              Revenue and the related direct costs of court reporters and transcribers are recognized when services rendered are billable, which generally occurs at the time the final documents are transcribed and completed.

              Permanent staffing income is recognized when a candidate is accepted for employment. Provisions are made for estimated losses in realization (principally due to failure of applicants to complete stipulated employment periods). Temporary staffing income is recognized when the temporary personnel provide the services.

       (c)    PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost. Depreciation is computed using both accelerated and straight-line methods over the estimated useful life of the assets. Property and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the estimated useful lives of the assets or the lease terms. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

       (d)    GOODWILL AND OTHER INTANGIBLE ASSETS

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

              Other intangible assets consisting primarily of customer lists, covenants not to compete and deferred financing costs are amortized using the straight-line method over the assets' respective estimated lives or terms, typically no more than ten years. Amortization expense for fiscal years 1998, 1997 and 1996 related to intangible assets was $3,217, $1,824 and $824, respectively.

       (e)    INCOME TAXES

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

       (f)    LOSS PER COMMON SHARE

              In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 supersedes Accounting Principles Board (APB) Opinion No. 15 and replaces primary and fully diluted earnings per share
              (EPS) under APB Opinion No. 15 with basic and diluted EPS. Basic EPS excludes dilution and is calculated using the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company's net earnings per common share. Options, warrants, convertible preferred stock and debt and contingently issuable shares of common stock totaling approximately 4,280,818, 2,717,216 and 9,935 shares were excluded from the computations of net loss per common share for the years ended December 31, 1998, 1997 and 1996, respectively, as their effect is antidilutive.

                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996
                (In Thousands, Except Share and Per Share Data)


The following table sets forth the computation of basic and diluted net loss per share based on the requirements of SFAS No. 128:

                                                                           Years ended December 31,
                                                            ------------------------------------------------------
                                                                   1998                 1997                  1996
                                                            ------------------   ------------------    ----------------
                                                                                                          (Note 2)
Numerator:
   Net loss                                                   $   (844)              (2,455)                 (533)
   Less dividends on preferred stock                            (1,249)                (702)                 (75)
                                                            ------------------   ------------------    ------------------

   Numerator for basic and diluted net loss per share -
       loss available to common stockholders                    (2,093)              (3,157)                (608)

Denominator for basic and diluted net loss per
   share -  weighted-average shares outstanding              4,352,055            2,815,142            2,479,576
                                                            ==================   ==================   ==================

   Basic and diluted net loss per share                    $    (0.48)               (1.12)               (0.25)
                                                           ===================   ==================    ==================


       (g)    ACCOUNTING FOR STOCK-BASED COMPENSATION

               The Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and the Company provides pro forma net income disclosures for employee stock option grants made as if the Company had adopted the fair value method under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

       (h)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

               Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

       (i)    FAIR VALUE OF FINANCIAL INSTRUMENTS

               The carrying value of cash, accounts receivable, current maturities of long-term debt, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of these instruments. The carrying value of long-term debt approximates its fair value as such amounts bear rates of interest which approximate the Company's current borrowing rate for instruments with similar terms.

       (j)    SEGMENT INFORMATION

               The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in 1998. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 10.

       (k)    USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       (l)     RECLASSIFICATIONS

               Certain reclassifications have been made to the 1997 and 1996 balances in order to conform with the presentation in 1998.

(2)    REVERSE STOCK SPLIT

       On November 17, 1998, the Company's stockholders voted to amend the Company's Certificate of Incorporation and effect a 1-for-2 reverse stock split of all outstanding common stock and increase the par value of the Company's common stock from $.01 to $.02 effective November 30, 1998. All share and per share amounts have been restated to give effect to the reverse stock split.

(3)    BUSINESS COMBINATIONS

       (a)     PURCHASE BUSINESS COMBINATIONS

               1996 ACQUISITIONS

               On July 26, 1996, the Company acquired the assets and liabilities of Kitlas, Dickman & Associates (KDA), a court reporting agency based in San Diego, California. The acquisition, accounted for under the purchase method of accounting, has resulted in the inclusion of the results of operations of KDA from the date of acquisition, which had an immaterial effect on the operating results of the Company. The total purchase price inclusive of transaction costs, consisted of $305 in cash, $367 estimated earn out and assumption of net liabilities of $221. During 1998 and 1997, the Company paid $125 and $180, respectively, in connection with the acquisition's earn out provision. The total cost in excess of fair value of net identifiable assets acquired, including the estimated earn out, was approximately $893.

               On October 28, 1996, the Company acquired the assets and liabilities of M&M Reporting Referral Services, Inc. (M&M), a Southern California-based court reporting company. The purchase price, inclusive of transaction costs, consisted of approximately $3,243 of cash, subordinated promissory notes in the aggregate amount of $2,625 and 66,129 unregistered shares of the Company's common stock valued at $309. The principal amount of one of the notes and the cash portion of the purchase price were subject to revision based on the revenue derived from M&M's business for 12 months commencing November 1, 1996, which resulted in a decrease in 1998 in one of the notes of $88. The Company accounted for this revision as an adjustment to goodwill. The subordinated promissory notes are payable in equal quarterly installments over a period of five years together with interest at the rate of 9% per annum. The total cost in excess of fair value of net identifiable assets acquired was approximately $5,581.

               On November 15, 1996, the Company acquired the assets and liabilities of Sherry Roe & Associates, Inc. (SRA), a Washington, D.C.-based court reporting company. The purchase price, inclusive of transaction costs, consisted of approximately $684 of cash, subordinated promissory notes in the aggregate amount of $530 and 35,874 unregistered shares of the Company's common stock valued at $200. The principal amount of one of the notes and cash portion of the purchase price were subject to revision based on the revenue derived from SRA's business for 24 months commencing December 1, 1996. In 1998, the purchase price was increased by $60 based on the revenue derived from SRA's business. This increase was accounted for as an increase to goodwill. The subordinated promissory notes are payable in equal quarterly installments over a period of six years together with interest at the rate of 8% per annum. The total cost in excess of fair value of net identifiable assets acquired was approximately $1,223.

               1997 ACQUISITIONS

               On January 3, 1997, the Company acquired the assets and liabilities of Nevill & Swinehart and Pelletier & Jones, both Southern California-based court reporting companies, and entered into consulting and noncompetition agreements for an aggregate consideration of $4,520 consisting of cash in the amount of $2,065, subordinated promissory notes and installment payments in the aggregate amount of $735 payable in equal quarterly installments over a period of six years, and 50,000 unregistered shares of the Company's common stock valued at $220. The purchase price for these companies was amended on July 1, 1997, with the issuance of additional subordinated promissory notes in the aggregate amount of $1,500, payable in equal quarterly installments over a period of five years. The cost in excess of fair value of net identifiable assets acquired was approximately $3,858, and other intangible assets of approximately $375 were recognized.

               On May 28, 1997, the Company acquired the assets and liabilities of Wolfe, Rosenberg & Associates, Inc. (WRA), a court reporting agency based in Chicago, Illinois. The purchase price, inclusive of transaction costs, consisted of approximately $6,397 paid in cash and liabilities discharged of $123. The purchase price is subject to revision based upon the revenue derived from WRA's business for 24 months commencing June 1997. The Company will account for any such revision as an adjustment to goodwill, when such contingencies are resolved. During 1998, the purchase price was increased by $239 based upon revenues derived from WRA's business during the first 12 months and was accounted for as an adjustment to goodwill. The total cost in excess of fair value of net identifiable assets acquired was approximately $6,951.

               On June 13, 1997, the Company acquired the assets and liabilities of Krauss, Katz & Ackerman, Inc. (KKA), a court reporting agency based in Philadelphia, Pennsylvania. The purchase price, inclusive of transaction costs, consisted of approximately $9,374 paid in cash and liabilities discharged of $150. The purchase price was subject to an increase based upon the revenue derived from KKA's business for the three years ending December 31, 1999. The increase was payable in unregistered shares of the Company's common stock, up to a maximum of 150,000 shares. In November 1997, the agreement with KKA was amended to delete any increase to the purchase price, and the Company issued 150,000 unregistered shares of the Company's common stock valued at $1,560. The Company accounted for the amendment as an adjustment to goodwill. The cost in excess of fair value of net identifiable assets acquired was approximately $10,589.

               On June 18, 1997, the Company acquired the assets and liabilities of American Network Services, Inc., a court reporting referral network based in Atlanta, Georgia. The purchase price, inclusive of transaction costs, consisted of approximately $6,692 in cash and 375,000 unregistered shares of the Company's common stock valued at $2,700. The cost in excess of fair value of net identifiable assets acquired was approximately $9,731.

               On August 29, 1997, the Company acquired substantially all the assets and liabilities of Hyatt Court Reporting & Video, Inc., a Denver, Colorado-based court reporting firm. The purchase price, inclusive of transaction costs, consisted of $665 in cash and a promissory note in the principal amount of $100. The promissory note is payable in equal quarterly installments over a period of two years, without interest. The cost in excess of fair value of net identifiable assets acquired was approximately $450, and other intangible assets of approximately $300 were recognized.

               On October 1, 1997, the Company acquired substantially all the assets and liabilities of Kim Tindall & Associates, a San Antonio, Texas-based court reporting firm. The purchase price, inclusive of transaction costs, consisted of $2,236 in cash and 60,000 unregistered shares of the Company's common stock valued at $660. The cost in excess of fair value of net identifiable assets acquired was approximately $2,191.

               On October 7, 1997 and effective October 15, 1997, the Company acquired substantially all the assets and liabilities of five court reporting firms in Fort Lauderdale, Florida, consisting of Associates/Certified Reporting, County Reporting, Justice Reporting, Lauderdale Reporting and Merit Reporting. The aggregate purchase price for the five companies, inclusive of transaction costs, consisted of $3,252 in cash, 43,000 unregistered shares of the Company's common stock valued at $554 and a $50 promissory note payable in 16 equal quarterly installments with interest at the rate of 8% per annum. The cost in excess of fair value of net identifiable assets acquired was approximately $4,026.

               On October 9, 1997, the Company acquired substantially all the assets and liabilities of Haynes & Harpster Court Reporters, a Southern California-based court reporting firm. The purchase price paid by the Company consisted of $409 in cash and a promissory note in the principal amount of $175, payable in eight equal quarterly installments without interest. The total cost in excess of fair value of net identifiable assets acquired was approximately $488.

               On October 9, 1997, the Company acquired substantially all the assets and liabilities of Cynthia Varelli, a Chicago, Illinois-based court reporting firm. The purchase price paid, inclusive of transaction costs, consisted of $345 in cash, $300 payable in twelve equal installments and two promissory notes in the aggregate principal amount of $397, $297 of which was paid during 1998, with the balance payable in eight equal quarterly installments without interest. The cost in excess of fair value of net identifiable assets acquired was approximately $1,066.

               In December 1997, the Company acquired substantially all the assets and liabilities of Henry Jacobs & Associates and Affiliated Reporters (doing business as Certified Reporting Company), two court reporting agencies based in New York City. The aggregate purchase price, inclusive of transaction costs, consisted of $3,784 in cash, a promissory note in the principal amount of $450 payable in 20 equal quarterly installments together with interest at the rate of 8% per annum, and a convertible promissory note in the principal amount of $500 payable in three years, without interest. The cost in excess of fair value of net identifiable assets acquired was approximately $4,642.

               1998 ACQUISITIONS

               On January 5, 1998, the Company acquired substantially all the assets and liabilities of A & A Court Reporters, a court reporting agency based in Houston, Texas. The purchase price paid, inclusive of transaction costs, consisted of approximately $2,785 paid in cash and 70,500 unregistered shares of the Company's common stock valued at $606. The terms of the acquisition agreement provide for additional compensation to be paid by the Company if within three years from the acquisition date the Company acquires additional court reporting or video companies in the Houston, Texas and South Texas areas. Such additional consideration will be recorded when earned as additional purchase price. The cost in excess of fair value of net identifiable assets acquired was approximately $3,131.

               On January 7, 1998, the Company acquired substantially all the assets and liabilities of Brody & Geiser, a court reporting agency based in northern New Jersey. The purchase price paid, inclusive of transaction costs, consisted of approximately $1,975 paid in cash and 113,793 unregistered shares of the Company's common stock valued at $979. The cost in excess of fair value of net identifiable assets acquired was approximately $2,757.

               On January 16, 1998, the Company acquired substantially all the assets and liabilities of Kerns & Gradillas, a court reporting agency based in Southern California. The purchase price paid, inclusive of transaction costs, consisted of approximately $6,602 paid in cash, liabilities discharged of $79, a convertible promissory note in the principal amount of $1,300 payable in three years with interest payable quarterly at the rate of 7% per annum (convertible into common stock at a conversion price of $16.00 per share) and 85,715 unregistered shares of the Company's common stock valued at $840. The cost in excess of fair value of net identifiable assets acquired was approximately $7,846.

               On February 12, 1998, the Company acquired substantially all the assets and liabilities of Jewelinski Court Reporters (Jewelinski), a court reporting agency based in Southern California. The purchase price paid, inclusive of transaction costs, consisted of approximately $124 paid in cash and a promissory note in the principal amount of $390 payable in 24 equal monthly installments without interest. The former owners of Jewelinski were also given the opportunity to receive 37,500 unregistered shares of the Company's common stock based upon Jewelinski's revenue levels in each of the three years following the acquisition. Approximately 10,000 to 12,500 shares of common stock will be issued during 1999 relating to 1998 revenue levels. Goodwill will be increased by the value of the common stock issued. The cost in excess of fair value of net identifiable assets acquired was approximately $548.

               On February 20, 1998, the Company acquired substantially all the assets and liabilities of Friedli, Wolff & Pastore, a court reporting agency based in Washington, D.C. The purchase price paid, inclusive of transaction costs, consisted of approximately $548 paid in cash and 10,000 unregistered shares of the Company's common stock valued at $88. The cost in excess of fair value of net identifiable assets acquired was approximately $656.

               On March 16, 1998, the Company acquired substantially all the assets and liabilities of VerbaVolant, Inc., a court reporting agency based in New York City. The purchase price paid, inclusive of transaction costs, consisted of approximately $399 paid in cash and options to purchase 15,000 shares of the Company's common stock valued at $97. The cost in excess of fair value of net identifiable assets acquired was approximately $362.

               On March 16, 1998, the Company acquired substantially all the assets and liabilities of McGuire's Reporting Service and Morrissy & Others Ltd., two court reporting agencies based in Chicago, Illinois. The aggregate purchase price, inclusive of transaction costs, consisted of approximately $1,089 paid in cash, promissory notes in the aggregate principal amount of $375 payable in 12 equal quarterly installments, without interest, and 9,000 unregistered shares of the Company's common stock valued at $95. The cost in excess of fair value of the aggregate net identifiable assets acquired was approximately $1,402.

               On April 17, 1998, the Company acquired substantially all the assets and liabilities of Pollock & Upshaw, a court reporting agency based in San Antonio, Texas. The purchase price, inclusive of transaction costs, consisted of approximately $267 paid in cash and a convertible promissory note in the principal amount of $100 payable in three years with interest payable quarterly at the rate of 8% per annum (convertible into common stock at a conversion price of $20.00 per share). The cost in excess of fair value of net identifiable assets acquired was approximately $337.

               On April 30, 1998, the Company acquired substantially all the assets and liabilities of Atlantic Court Reporting, a court reporting agency based in Fort Lauderdale, Florida. The purchase price, inclusive of transaction costs, consisted of approximately $558 paid in cash and a promissory note in the principal amount of $150 payable in 16 equal quarterly installments with interest at the rate of 7% per annum. The purchase price is subject to revision based upon the revenue derived from Atlantic's business for 12 months commencing May 1998. The Company will account for any such revision as an adjustment to goodwill when such contingencies are resolved. The cost in excess of fair value of net identifiable assets acquired was approximately $648.

               On May 5, 1998, the Company acquired substantially all the assets and liabilities of Bright & Associates, a court reporting agency based in Austin, Texas. The purchase price, inclusive of transaction costs, consisted of approximately $871 paid in cash and a promissory note in the principal amount of $340 payable in 12 equal quarterly installments with interest at the rate of 6.125% per annum. The cost in excess of fair value of net identifiable assets acquired was approximately $1,154.

               On May 7, 1998, the Company acquired substantially all the assets and liabilities of Riggleman, Turk & Nelson (RT&N), a court reporting agency based in Baltimore, Maryland. The purchase price, inclusive of transaction costs, consisted of approximately $717 paid in cash and 13,750 unregistered shares of the Company's common stock valued at $275, which represents the guaranteed value of the shares issued. On the second anniversary of the closing date, the former owners of RT&N have the option to sell the unregistered shares of common stock received back to the Company at a price of $20.00 per share. The value of the unregistered shares of common stock issued has been recorded at its guaranteed value. The cost in excess of fair value of net identifiable assets acquired was approximately $866.

               On May 15, 1998, the Company acquired substantially all the assets and liabilities of A-L Associates, Inc. and Attorneys on Assignment, a permanent staffing agency and a temporary staffing agency, respectively, both of which are based in New York City. The aggregate purchase price, inclusive of transaction costs, consisted of approximately $7,650 paid in cash, 83,334 unregistered shares of the Company's common stock valued at $733 and options to purchase 100,000 shares of the Company's common stock valued at $410. The purchase price is subject to revision based upon the earnings before interest, taxes and depreciation and amortization of A-L's business for the period ended December 31, 1998 and each of the years in the three-year period ending December 31, 2001, payable by the Company in cash and shares of the Company's common stock. The Company will account for any such revision as an adjustment to goodwill when such contingencies are resolved. There was no such revision for the period ended December 31, 1998. The cost in excess of fair value of net identifiable assets acquired was approximately $7,185.

               On May 27, 1998, the Company acquired substantially all the assets and liabilities of Rubin Reporting, a court reporting agency based in Chicago, Illinois. The purchase price, inclusive of transaction costs, consisted of approximately $1,177 paid in cash, a promissory note in the principal amount of $250 payable in 12 equal quarterly installments without interest and 9,924 unregistered shares of the Company's common stock valued at $86. The cost in excess of fair value of net identifiable assets acquired was approximately $1,412.

               On June 10, 1998, the Company acquired substantially all the assets and liabilities of Summit Reporting and Summit Document Retrieval Services, a court reporting agency and records retrieval agency, respectively, based in Houston, Texas. The aggregate purchase price, inclusive of transaction costs, consisted of approximately $1,279 paid in cash, a promissory note in the principal amount of $200 payable in 12 equal quarterly installments with interest at the rate of 7% per annum and 17,500 unregistered shares of the Company's common stock valued at $350, which represents the guaranteed value of the shares issued. The purchase price is subject to revision based upon the revenue derived from Summit's business for a period of 12 months commencing June 1998. The Company will account for any such revision as an adjustment to goodwill when such contingencies are resolved. The purchase price is also subject to revision based upon the market price of the Company's common stock during the 36-month period following the acquisition. If the market price of the Company's stock does not reach at least $20.00 per share for a period of at least 15 trading days, the Company could be required to deliver up to an additional 10,000 shares of the Company's common stock. The Company will account for the issuance of the additional shares, if applicable, as a reclassification from additional paid-in capital to common stock for the par value of the additional shares issued. The cost in excess of fair value of net identifiable assets acquired was approximately $1,549.

               On June 15, 1998, the Company acquired substantially all the assets and liabilities of Hamilton-Legato Deposition Centers, a court reporting agency based in Troy, Michigan. The purchase price, inclusive of transaction costs, consisted of approximately $5,165 paid in cash and a convertible promissory note in the principal amount of $2,800 payable in 20 equal quarterly installments with interest at the rate of 7% per annum (convertible into common stock at a conversion price of $20.00 per share). The cost in excess of fair value of net identifiable assets acquired was approximately $7,598.

               On July 10, 1998, the Company acquired substantially all the assets and liabilities of Cooksey-Regal Deposition Reporters, a court reporting agency based in Sacramento, California. The purchase price, inclusive of transaction costs, consisted of approximately $367 paid in cash, a promissory note in the principal amount of $250 payable in 16 equal quarterly installments without interest and 5,000 unregistered shares of the Company's common stock valued at $52. The cost in excess of fair value of net identifiable assets acquired was approximately $664.

               On July 17, 1998, the Company acquired substantially all the assets and liabilities of Messenger & Associates, a court reporting agency based in Dallas, Texas. The purchase price, inclusive of transaction costs, consisted of approximately $238 paid in cash and a promissory note in the principal amount of $88 payable in 12 equal quarterly installments with interest at the rate of 7% per annum. The cost in excess of fair value of net identifiable assets acquired was approximately $324.

               On July 17, 1998, the Company acquired all of the outstanding common stock of Mudrick Witt Professional Reporting, a court reporting agency based in West Palm Beach, Florida. The purchase price, inclusive of transaction costs, consisted of approximately $3,838 paid in cash and 135,000 unregistered shares of the Company's common stock valued at $1,404. The cost in excess of fair value of net identifiable assets acquired was approximately $4,574.

               On August 7, 1998, the Company acquired all of the outstanding common stock of Philips & Associates, a court reporting agency based in Sacramento, California. The purchase price, inclusive of transaction costs, consisted of approximately $41 paid in cash and 158,000 unregistered shares of the Company's common stock valued at $1,612. The cost in excess of fair value of net identifiable assets acquired was approximately $1,164.

               On August 28, 1998, the Company acquired substantially all the assets and liabilities of Gregory & Gregory Associates, Inc. and Gregory & Gregory Staffing, Inc. (collectively Gregory & Gregory), a permanent staffing agency and a temporary staffing agency, respectively, both of which are based in New York City. The aggregate purchase price, inclusive of transaction costs, consisted of approximately $6,257 paid in cash, a promissory note in the principal amount of $750 with interest at the rate of 6.5% per annum, with $450 payable on November 30, 1998 and the remainder payable in three equal quarterly installments beginning February 28, 1999, and 27,778 unregistered shares of the Company's common stock valued at $238. The purchase price is subject to revision based upon the earnings before interest, taxes and depreciation and amortization of Gregory & Gregory's business for the period ended December 31, 1998. In connection with this revision, the Company will pay to the former owners of Gregory & Gregory $200, and 150,000 shares of the Company's common stock will be issued during 1999. Goodwill will be increased for the value of the additional consideration received. The cost in excess of fair value of net identifiable assets acquired was approximately $6,613.

               On October 13, 1998, the Company acquired substantially all the assets and liabilities of Lieberman & Chaim, Inc., a court reporting agency based in Philadelphia, Pennsylvania. The purchase price, inclusive of transaction costs, consisted of approximately $613 paid in cash, a promissory note in the principal amount of $150 payable in 8 equal quarterly installments without interest and options to purchase 5,000 shares of the Company's common stock valued at $7. The cost in excess of fair value of net identifiable assets acquired was approximately $693.

               On November 6, 1998, the Company acquired substantially all the assets and liabilities of Mannion Reporting, a court reporting agency based in Northern New Jersey. The purchase price, inclusive of transaction costs, consisted of approximately $156 paid in cash and a promissory note in the principal amount of $75 payable in 12 equal quarterly installments with interest at the rate of 7% per annum. The cost in excess of fair value of net identifiable assets acquired was approximately $206.

               On November 6, 1998, the Company acquired substantially all the assets and liabilities of Precise Reporting & Video, Inc., a court reporting agency based in Fort Lauderdale, Florida. The purchase price, inclusive of transaction costs, consisted of approximately $489 paid in cash and two promissory notes in the aggregate amount of $141, payable in 12 equal quarterly installments with interest at the rate of 6.75% per annum. The cost in excess of fair value of net identifiable assets acquired was approximately $616.

               On December 1, 1998, the Company acquired certain assets of The Granite Group, Inc., a temporary staffing agency based in New York City. The purchase price, inclusive of transaction costs, consisted of approximately $25 paid in cash and 10,416 unregistered shares of the Company's common stock (the shares vest in three equal annual installments commencing one year from the acquisition date). The Company will account for the stock issuance as an adjustment to goodwill, as such stock becomes vested.

               The following unaudited pro forma information assumes the 1998 Acquisitions occurred on January 1, 1997, the 1997 Acquisitions and the sale of preferred stock occurred on January 1, 1996, and the 1996 Acquisitions, the private placement of Series A convertible preferred stock, the Company's repurchase of its common stock and the revolving loan credit agreement and related repayment of certain existing debt occurred on January 1, 1996. These results are not necessarily indicative of future operations, nor of results that would have occurred had the acquisitions and other transactions been consummated as of the beginning of the periods presented:

                                         1998          1997            1996
                                  -------------   ------------     ----------

               Revenue                 $ 135,979      135,590          53,754
               Net (loss) income
                applicable to common
                stockholders              (1,827)        (489)            571
               Net (loss) income per
                 common share - basic      (0.40)       (0.13)           0.24
               Net (loss) income per
                 common share- diluted     (0.40)       (0.13)           0.24


              1999 ACQUISITION

               On January 1, 1999, the Company acquired all of the outstanding common stock of CAT-LINKS, Inc., a court reporting software development company from an officer/director of the Company. The purchase price paid, inclusive of transaction costs, consisted of approximately $60 paid in cash and 50,000 unregistered shares of the Company's common stock valued at $170. The cost in excess of fair value of net identifiable assets acquired was approximately $387.

       (b)    POOLING OF INTERESTS BUSINESS COMBINATION

               On November 7, 1997, the Company acquired all of the common stock of Jurist-Begley Reporting Services, Inc., Jurist, Inc. and Aarons & Associates, Inc. (collectively Jurist) in exchange for 427,214 shares of the Company's common stock. Jurist is a Philadelphia, Pennsylvania-based court reporting company.

               The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the results of Jurist for all periods presented. The fiscal year-end of Jurist was conformed to the Company's.

               Revenue and net loss from continuing operations of the combining companies for the periods preceding the acquisition are as follows (excluding extraordinary item in 1996):

                                           Period from
                                            January 1,
                                           1997 through             Year ended
                                            November 6,             December 31,
                                               1997                    1996
                                         -------------             -------------

               Revenue:
                  Esquire                       $ 37,010               24,583
                  Jurist                           3,952                4,918
                                          ----------------        -------------
                                                $ 40,962               29,501
                                          ================        =============

               Net loss before extraordinary
                item:
                 Esquire                          (1,475)               (309)
                 Jurist                             (511)                (67)
                                          ----------------        -------------
                                              $   (1,986)               (376)
                                          =================       =============

               The combined financial results presented above include adjustments made to conform to the accounting policies of the two companies. In connection with the merger, the Company recorded charges of $922 in the quarter ended December 31, 1997. These charges include legal, accounting and other fees.

   (4)         PROPERTY AND EQUIPMENT

               Property and equipment consists of the following as of December 31, 1998 and 1997:

                                                                    Depreciable
                                           1998        1997            lives
                                        -----------   ---------     -----------

               Office condominium         $  208         203           31 years
               Equipment                   8,128       4,495       5 to 7 years
               Leasehold improvements      1,782       1,002       5 to 10 years
                                        -----------   ---------    -------------
                                          10,118       5,700

               Less accumulated
                depreciation and
                amortization              (4,181)     (2,644)
                                        -----------  -----------
                                         $ 5,937       3,056
                                        ===========  ===========

               Depreciation and amortization expense for property and equipment amounted to $1,537, $698 and $432 for the years ended December 31, 1998, 1997 and 1996, respectively.

   (5)         LONG-TERM DEBT

               Long-term debt consists of the following as of December 31, 1998 and 1997:

                                                       1998              1997
                                                    -------------     ---------

               Revolving loan agreement(A)            $ 79,715          40,065
               Promissory notes(B)                       8,402           8,691
               Contract obligation(C)                      341             422
               Other notes and obligations(D)              815             125
               Convertible notes(E)                      4,560             500
               Common stock repurchase guaranty(F)         275              --
                                                      ------------    ---------
                                                        94,108          49,803
               Less current portion of long-term debt   (3,779)         (4,361)
                                                      ------------    ---------
                                                      $ 90,329          45,442
                                                      ============    =========

           (A) In December 1996, the Company entered into a three-year revolving loan agreement, as amended, (Loan Agreement) with a financial institution which is a preferred stockholder of the company. The Loan Agreement provides for borrowings of up to $80,000 based on operating cash flows as defined therein. Borrowings under the Loan Agreement bear interest at either prime rate or London Inter-Bank Offered Rate (LIBOR), at the Company's election, plus applicable margin rate. The applicable margin varies on the basis of operating cash flows and overall leverage ratio as defined in the Loan Agreement. The effective rate at December 31, 1998 and 1997 was 8.7% and 9.3%, respectively. In addition, substantially all other lenders to the Company have entered into a subordination agreement with this financial institution.

               The Loan Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires the maintenance of certain financial ratios and covenants. At December 31, 1998, the Company did not comply with certain covenant requirements for which the Company received waivers and amendments on February 16, 1999 and April 12, 1999. These amendments contain among other things, an increase in the total borrowing capacity to $80,800 through May 31, 1999 and $83,500 thereafter, a provision for the payment of fees equal to $400, a provision for the conversion of all LIBOR loans to prime rate loans at the end of the Interest Period, as defined therein, and an extension of the expiration date of the Loan Agreement to January 3, 2000.

               Furthermore, the Loan Agreement, as amended, consists of two segments. Segment A consists of revolving loans totaling $77,000. The interest rate on the borrowings under this segment is prime rate or LIBOR, plus an applicable margin rate of 1.75% and 3.25%, respectively, plus a PIK margin of 0.75% and an additional PIK Margin of 1.25% on outstanding borrowings in excess of the available borrowing capacity based upon operating cash flows, if any. Segment B consists of revolving loans totaling $3,800 through May 31, 1999 and $6,500 thereafter. The interest rate on the borrowings under this segment is prime rate, plus an applicable margin rate of 1.75% plus a PIK margin of 1.50% from January 1, 1999 through June 30, 1999, 2.25% from July 1, 1999 through September 30, 1999 and 3.75% thereafter. No payments with respect to the PIK margin are due until January 3, 2000, subject to certain provisions.

               In connection with an acquisition in August 1998, a preferred stockholder guaranteed the repayment of a $2,500 overadvance made to the Company under the Loan Agreement and received a fee of $125 in consideration of such guaranty. In January 1999, preferred stockholders paid $2,500 pursuant to this guaranty and received 2,500 shares of the Company's Series C convertible preferred stock.

               In February 1999, a preferred stockholder guaranteed $1,500 of an overadvance made to the Company under the Loan Agreement, and received a fee of $75 in consideration of such guaranty. In April 1999, the preferred stockholder paid $1,500 pursuant to this guarantee, which is evidenced by a subordinated promissory note bearing interest at the rate of 18% per annum, with interest and principal due and payable four months after funding.

           (B) Promissory notes with former stockholders of acquired businesses are generally payable in quarterly installments plus interest at rates ranging from no interest to 10% through August 2006. In December 1998 and January and February 1999, the Company amended certain of these promissory notes. These amendments contain provisions to defer all payments until June 30, 1999 and provide an interest rate of 9% on all deferred amounts.

           (C) Contract obligation -- an agreement with a former employee of an acquired company, who is related to an officer/director of the Company, provides for monthly payments of $9 through June 2002. The obligation is carried net of imputed interest, at 8%, of $31 and $10 at December 31, 1998 and 1997, respectively.

           (D) Other notes and obligations -- outstanding amounts relate to various equipment capital leases and are payable in aggregate monthly installments with interest ranging from 8% to 15% through February 2002.

           (E) Convertible promissory notes with former stockholders of acquired businesses, with due dates ranging from November 2000 through June 2003. The notes are convertible at any time at the option of the Company into shares of the Company's common stock at the conversion prices ranging from $16.00 - $20.00 per share only if certain conditions are met.

           (F) Common stock repurchase guaranty -- contractual obligation to repurchase 13,750 shares of the Company's common stock at $20.00 per share from former stockholders of an acquired business in May 2000. The obligation is at the option of the former stockholders.

           Scheduled annual principal payments of long-term debt are as follows:

                             1999       $   3,779
                             2000          83,698
                             2001           4,229
                             2002           1,482
                             2003             581
                          Thereafter          339
                                      -------------
                                        $  94,108
                                      =============

   (6)         STOCKHOLDERS' EQUITY

           (a) COMMON STOCK

               In May 1993, the Company completed an initial public offering of its securities, comprised of 625,000 shares of common stock at a price of $8.00 per share and 625,000 warrants to purchase common stock at $0.20 per warrant. In addition, the underwriters exercised an overallotment and acquired an additional 93,750 of warrants at $.18 per warrant, net of discount. These initial public offering warrants (the Redeemable Common Stock Purchase Warrants) were exercisable until May 18, 1998 at an exercise price of $9.00 per share and were redeemable by the Company at a price of $.02 per warrant, subject to certain conditions.

               In November 1996, the Company purchased 216,750 shares of its outstanding common stock at $6.00 per share.

               On June 12, 1997, the Company completed an offer to exchange common stock for any and all outstanding Redeemable Common Stock Purchase Warrants (Exchange). The Company offered to exchange one share of the Company's common stock for each five warrants tendered. As a result of the Exchange, 92,448 shares of common stock were issued in exchange for 462,240 warrants during the year ended December 31, 1997.

               On September 12, 1997, the Company sent a Notice of Redemption to the registered holders of its Redeemable Common Stock Purchase Warrants that the Company had exercised its rights, pursuant to the Warrant Agreement dated May 25, 1993, to redeem, on November 12, 1997 (the Redemption Date), all of the warrants issued under the Warrant Agreement that were then outstanding. The Redemption Date was subsequently extended until February 27, 1998. During 1998 and 1997, 233,743 and 26,667 warrants, respectively, were exercised at the exercise price of $9.00 per share.

               On April 15, 1997, as provided for in the Management Agreement dated February 13, 1997 between Esquire Communications Ltd., Harlingwood & Company, LLC (Harlingwood) and David A. White, Harlingwood acquired 125,000 shares of common stock at a price of $6.25 per share. Payment by Harlingwood was with a promissory note, due on April 15, 2001, in the amount of $781. The note accrues interest at the rate of 7% per annum, and the interest is payable on April 15, 2001. The amount due under the note is secured by a pledge of the 125,000 shares of common stock issued. The 125,000 common stock shares were issued out of the Company's treasury stock.

               On December 15, 1997, Harlingwood exercised 50,000 stock options granted under the Company's stock option plan at the exercise price of $7.50 per share, resulting in the issuance of 50,000 shares of common stock. Payment by Harlingwood was with a promissory note due on December 15, 2001 in the amount of $375. The note accrues interest at the rate of 7% per annum, and the interest is payable on December 15, 2001. The amount due under the note is secured by a pledge of the 50,000 shares of common stock issued.

               In connection with the October 23, 1996 private placement, the Company granted the placement agent warrants to acquire 93,750 shares of common stock of the Company at an exercise price of $6.00 per share in addition to cash compensation. On December 10, 1997, the placement agent exercised its right to acquire the shares. Under the terms of the agreement, the placement agent received 50,313 shares of common stock upon the exercise of 93,750 stock warrants.

               As part of the Company's initial public offering, the underwriters received a purchase option (subject to certain antidilutive provisions) to acquire, until May 18, 1998, 132,376 shares of common stock and warrants at a price of $5.28 and $.12, respectively. On May 14 and 21, 1998, the underwriters exercised their rights to acquire the shares and warrants. Under the terms of the agreement, the underwriters acquired 132,376 shares at the exercise price of $5.28 per share for the options, acquired warrants to purchase 132,375 shares at $.12 per warrant and immediately exercised the warrants acquired for 132,375 shares at the exercise price of $9.00.

               In connection with the Preferred Stockholder acquiring an additional 7,500 shares of Preferred Stock, the Company granted the placement agent warrants to acquire 93,750 shares of common stock of the Company at an exercise price of $6.00 per share. On March 25, 1998, the placement agent exercised its right to acquire shares. Under the terms of the agreement, the placement agent received 52,692 shares of common stock upon the exercise of 93,750 stock warrants issued in June 1997.

               In connection with the Preferred Stockholders acquiring an additional 4,500 shares of Series A convertible preferred stock, the Company granted the placement agent warrants to acquire 37,500 shares of common stock of the Company at an exercise price of $9.00 per share. On August 26, 1998, the placement agent exercised its right to acquire shares. Under the terms of the agreement, the placement agent received 19,428 shares of common stock upon the exercise of 37,500 warrants issued on January 9, 1998.

               In connection with the 1998, 1997 and 1996 Acquisitions, the Company issued 739,290, 678,000 and 102,003 shares of common stock, respectively, valued at approximately $7,081, $5,694 and $510, respectively.

               During 1998 and 1997, stock options granted under the Company's stock option plan (the Plan) were exercised at the exercise price of $8.00 per share exercise during 1998 and exercise prices ranging from $5.75 to $8.00 per share during 1997, resulting in the issuance of 3,875 and 85,333 shares of common stock, respectively.

           (b) PREFERRED STOCK

               On October 23, 1996, the Company completed a private placement of 7,500 shares of Series A convertible preferred stock (the Preferred Stock) for an aggregate purchase price of $7,500, and entered into an agreement (the Agreement) with the Preferred Stockholders. Under the Agreement, the Preferred Stockholders have the right within 21 months to acquire up to an additional 7,500 shares of Preferred Stock at a price of $1,000 per share. The Preferred Stock is convertible into common stock of the Company at a conversion price of $6.00 per share (subject to antidilution adjustments) and bears cumulative annual dividends at the rate of 6% per annum. The holders of Preferred Stock have a liquidation preference of $1,000 per share, plus accrued dividends. The Preferred Stockholders have the right to vote with the holders of common stock and are entitled to one vote for each whole share of common stock into which the Preferred Stock is convertible (presently 333-1/3 votes per share). The Agreement restricts future dividend payments on common stock, issuance of certain equity securities, mergers, acquisitions and sale of assets. In connection with the private placement, the Company granted the placement agent warrants to acquire 93,750 shares of common stock of the Company at an exercise price of $6.00 per share in addition to cash compensation. The warrants are exercisable at any time prior to October 2001.

               On June 16, 1997, in connection with the Preferred Stockholder acquiring an additional 7,500 shares of Preferred Stock, the Company granted the Placement Agent warrants to acquire 93,750 shares of common stock of the Company at an exercise price of $6.00 per share. The warrants are exercisable at any time prior to October 2001.

               On June 17 and 18, 1997, the Company's Preferred Stockholders exercised their right to acquire an additional 7,500 shares of Preferred Stock at a price of $1,000 per share. Under the Agreement, as amended, the Preferred Stockholders have the right to acquire, prior to December 17, 1998, up to an additional 7,500 shares of Preferred Stock at a price of $1,000 per share.

               On January 9, 1998, the Company's Preferred Stockholders exercised their rights to acquire an additional 4,500 shares of Preferred Stock at a price of $1,000 per share. Under the agreement, as amended, the Preferred Stockholders have the right to acquire up to 5,000 shares of Series B convertible preferred stock at a price of $1,000 per share. The Series B convertible preferred stock is identical to the Series A convertible preferred stock, except that it is junior to the Series A convertible preferred stock, has a conversion price of $12.00 per share and has 166-2/3 votes per share.

               On January 9, 1998, in connection with the Preferred Stockholders acquiring an additional 4,500 shares of Series A convertible preferred stock, the Company granted the placement agent warrants to acquire 37,500 shares of common stock of the Company at an exercise price of $9.00 per share. The warrants are exercisable at any time prior to January 2003.

               On June 15, 1998, the Company's Preferred Stockholders exercised their rights to acquire an additional 3,000 shares of Series A convertible preferred stock at a price of $1,000 per share. Under the agreement, as amended, the Preferred Stockholders have the right to acquire up to 7,500 shares of Series B convertible preferred stock at a price of $1,000 per share. On December 21, 1998, this option was converted into 375,000 shares of common stock of the Company at the conversion price of $12.00 per share.

               In January 1999, pursuant to a guarantee agreement entered into by the Company with a preferred stockholder (Note 5), the Company issued 2,500 shares of Series C convertible preferred stock. The Series C convertible preferred stock is identical to the Series B convertible preferred stock, except that it has a conversion price of $10.00 per share and has 100 votes per share.

   (7)         STOCK OPTIONS AND WARRANTS

           (a) STOCK OPTION PLAN

               In 1993, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, employees, directors, consultants and independent contractors of the Company. The Plan was amended in 1998 to increase the number of shares of common stock issued under the Plan. The Plan, as amended, authorizes grants of options to purchase up to 1,750,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have ten-year terms and generally vest and become fully exercisable over a three-year period, commencing one year from the date of grant.

               The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $3.77, $1.19 and $1.03, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998-expected volatility of 51%, expected dividend yield of 0%, risk-free interest rate of 4.69%, and an expected life of five years; 1997 - expected volatility of 30%, expected dividend yield of 0%, risk-free interest rate of 6%, and an expected life of five years; 1996 - expected volatility of 25%, expected dividend yield of 0%, risk-free interest rate of 6%, and an expected life of five years.

               The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below (excluding extraordinary item in 1996):

                                                    1998        1997       1996
                                                 ---------     --------  ------
               Net loss before extraordinary
                 item applicable to common
                 stockholders:
                    As reported                   $ (2,093)    (3,157)    (451)
                    Pro forma                       (3,279)    (3,511)    (497)


               Basic and diluted net loss
                 before extraordinary item per
                 common share:
                    As reported                   $  (0.48)     (1.12)   (0.19)
                    Pro forma                        (0.75)     (1.25)   (0.20)


               Pro forma net loss reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three years, and compensation cost for options granted prior to January 1, 1996 is not considered.

               Stock option activity during the periods indicated is as follows:


                                                                         Weighted-average
                                                       Number of         exercise
                                                        shares            price
                                                   -----------------    -----------------
                Balance at December 31, 1995             289,300          $  8.00
                Granted                                   85,000             5.98
                Exercised                                   --                 --
                Forfeited                                (10,050)            8.00
                                                    -----------------    ----------------

                Balance at December 31, 1996             364,250             7.52
                Granted                                  349,000             9.96
                Exercised                                (85,333)            7.68
                Forfeited                                 (7,683)            8.00
                                                    ------------------    ---------------

                Balance at December 31, 1997             620,234             8.84
                Granted                                  319,500            11.44
                Exercised                                 (3,875)            8.00
                Forfeited                                (40,625)            8.25
                                                     ------------------    --------------

                Balance at December 31, 1998             895,234           $ 9.80
                                                     ==================    ==============

               The following table summarizes information about Plan options outstanding at December 31, 1998:

                                     Weighted-average             Number of                 Weighted-
                                        remaining                  options                 average exercise
                                        contractual               currently                price of options
               Exercise price            life                   exercisable               currently exercisable
               ------------------    --------------------     --------------------     ----------------------------

                 $5.75 - $8.00           7.19 years                 340,067               $   7.49
                $10.63 -$13.50           9.32 years                 103,833                  12.02
                    $18.00               8.08 years                  35,937                  18.00

               At December 31, 1997 and 1996, the number of options exercisable was 251,983 and 197,785, respectively, and the weighted-average exercise price of those options was $7.75 and $8.00, respectively.

           (b) OPTIONS GRANTED OUTSIDE THE PLAN

               During the year ended December 31, 1997, the Company granted to nonemployees options to purchase 120,000 shares of the Company's common stock outside the Plan at a price range of $8.00 to $9.00. The Company recognized $329 of commission expense relating to these options during the year ended December 31, 1997, and capitalized as goodwill $303 of commission expense for options granted in connection with a business acquisition accounted for as a purchase, using the Black-Scholes option-pricing model. The Company determined that the per share weighted-average fair value of stock options granted outside the Plan during 1997 was $8.83 on the date of grant. The following weighted-average assumptions were included in this method for 1997: expected volatility of 30.0%; expected dividend yield of 0%; risk-free interest rate of 6.0%; and an expected life of five years.

               During the year ended December 31, 1998, the Company granted to nonemployees options to purchase 120,000 shares of the Company's common stock outside the Plan at prices ranging from $12.50 to $18.00. The Company capitalized as goodwill $514 for these options which were granted in connection with certain business acquisitions accounted for as a purchase, using the Black-Scholes option-pricing model. The Company determined that the per share weighted-average fair value of stock options granted outside the Plan during 1998 was $12.25 on the date of grant. The following weighted-average assumptions were included in this method for 1998: expected volatility of 51%; expected dividend yield of 0%; risk-free interest rate of 4.69%; and an expected life of five years.

               The following table summarizes information about options granted outside the Plan at December 31, 1998:


                                                                                        Weighted-
                                      Weighted-average            Number of           average exercise
                                         remaining                 options            price of options
                                        contractual               currently            currently
               Exercise price              life                  exercisable            exercisable
               --------------------  --------------------       -------------    ----------------------------
                $8.00 - $9.00             8.96 years               175,000              $   8.83
               $12.50 - $18.00            8.95 years               120,000                 17.23

           (c) WARRANTS

               At December 31, 1998, 1997 and 1996, the Company had outstanding 354,500, 951,284 and 1,439,751 warrants, respectively, at exercise prices ranging from $5.28 to $9.00 per warrant. At December 31, 1998, 1997 and 1996, the weighted-average exercise price of those warrants was $6.18, $7.14 and $7.77, respectively, and the weighted-average remaining contractual life of those warrants was 3.59, 2.86 and 3.03 years, respectively. All warrants outstanding are exercisable at December 31, 1998.

   (8)         PROFIT SHARING PLAN

               In September 1995, the Company adopted a 401(k) savings plan covering all eligible employees. The plan allows employees to voluntarily contribute up to l5% of compensation. The Company may make discretionary matching contributions prior to the end of each plan year. The current matching percentage is 10%. The Company may also make discretionary additional contributions to the plan. The Company's total contributions to the plan for 1998, 1997 and 1996 amounted to $34, $15 and $12, respectively.

   (9)         INCOME TAXES

               The income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996, excluding the income tax benefit of $104 attributed to the extraordinary loss in 1996, is as follows:

                                                  1998       1997         1996
                                                 -------    -------      ------
               Current tax expense (benefit):
                 Federal                          $ (604)      --          284
                 State and city                       15       (15)        100
                                                 ---------  --------     ------
                   Total current                    (589)      (15)        384
                                                 ---------  --------     ------

               Deferred tax (benefit) expense:
                 Federal                             --        101        (135)
                 State and city                      --         39         (33)
                                                 ---------   -------     ------
                   Total deferred                    --        140        (168)
                                                 ---------   -------     ------
                   Total income tax provision       (589)      125         216
                                                 =========   =======     ======

               Income tax benefit for the years ended December 31, 1998, 1997 and 1996 differs from the amount computed by applying the federal statutory rate of 34% as follows:
                                                     1998        1997      1996
                                                    ------   ---------  --------
                Computed at federal statutory rate   $(487)    (792)       (54)
                State tax                               15       24         67
                Change in the valuation allowance     (329)     489         --
                Amortization of goodwill               210      157        162
                Nondeductible expenses                   -       38         34
                Preacquisition earnings                  -      174          -
                Other                                    2       35          7
                                                    -------   --------    -----
                                                    $ (589)     125        216
                                                    =======   ========    =====

               Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                              1998                  1997
                                                       ---------------     --------------
               Deferred tax assets:
                 Contract obligation                       $   136                  169
                 Allowances and accrued expenses               202                  266
                 Net operating loss (NOL) carryforwards      1,869                  689
                 Tax credits                                   --                    17
                                                       ----------------     --------------
                  Total gross deferred tax assets             2,207               1,141

                  Less valuation allowance                     (160)               (489)
                                                       ----------------     --------------
                  Net deferred tax assets                     2,047                 652
                                                       ----------------     --------------
               Deferred tax liabilities- depreciation
                    and amortization                         (2,047)               (652)
                                                       ----------------     ---------------

               At December 31, 1998, the Company has approximately $4,407 in net operating loss carryforwards which begin to expire in 2017.

               In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

               In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management believes that there is a risk that certain of these NOL, tax credit carryforwards and other deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.

   (10)        REPORTABLE SEGMENT DATA

               The Company believes that all of its material operations are part of the legal services industry, and it currently reports as a single industry segment. The Company's reportable segments are geographically aligned business units and include three regions within the United States, the Western region, the Northeast region and the Southeast region. The Western region includes the Company's corporate operations as well as its operations in California, Colorado and Texas, the Northeast region includes the Company's operations in Illinois, Michigan, New Jersey, New York, Pennsylvania and Washington, D.C. and the Southeast Region includes the Company's operations in Florida and Georgia.

               The geographic reportable segments of the Company's revenues, operating income and identifiable assets are summarized in the following table. The "Other" column includes corporate related items and income and expense not allocated to reportable segments.

                                          Western         Northeast         Southeast
                                          Region           Region           Region            Other        Consolidated
                                     --------------     -------------     ------------   -------------   ---------------
                1998
                  Revenue              $   36,975           56,661           16,950             --             110,586
                  Operating income          6,413            7,715            1,352           (10,331)           5,149
                  Identifiable assets      16,830           16,835            5,490           112,101          151,256

                1997
                  Revenue                   23,813          26,536            2,829             --              53,178
                  Operating income           3,473           2,380              551            (6,078)             326
                  Identifiable assets        9,547           4,521            2,306            66,477           82,851

                1996
                  Revenue                   12,789          16,712              --                --            29,501
                  Operating income           1,495           1,248              --             (1,687)           1,056
                  Identifiable assets        6,013           3,236              --             22,585           31,834


               No single customer accounted for as much as 10% of consolidated revenue in 1998, 1997 and 1996.

   (11)        SUPPLEMENTAL CASH FLOW INFORMATION

               Cash payments for the years ended December 31, 1998, 1997 and 1996 have included:

                                   1998             1997                1996
                               ------------     -------------       -----------
               Interest         $  6,636           2,687                1,197
               Income taxes           15              78                1,011

               During 1997, $627 in preferred stock dividends were paid. At December 31, 1998, 1997 and 1996, accrued and unpaid preferred stock dividends were $1,399, $150 and $75, respectively.

               During 1997, 175,000 shares of the Company's common stock were issued for notes receivable of which 125,000 shares were issued from the Company's treasury stock.

               During 1998, 1997 and 1996, the Company issued 739,290, 678,000 and 102,003 shares of common stock, respectively, in connection with the acquisitions.

               During 1998 and 1997, the Company issued 72,120 and 50,313 shares of common stock, respectively, in connection with cashless exercises of warrants.

               During 1997, the Company issued 92,448 shares of common stock in connection with a warrant exchange offering.

                                                             1998                  1997                  1996
                                                       -----------------     -----------------     ------------------
               Supplemental noncash investing and
                 financing activities:
                   Acquisitions:
                      Fair value of assets acquired         14,359                7,144                 1,525
                      Liabilities assumed                   (8,156)              (6,674)                 (988)
                      Cash paid for acquisitions            43,683               34,866                 3,958
                      Stock issued                          (7,081)              (5,694)                 (510)
                      Stock options issued                    (541)                 --                    --
                      Notes issued                          (7,359)              (4,707)               (3,243)

   (12)        LIQUIDITY

               Management of the Company believes that the Company's existing Loan Agreements (as amended) will provide the necessary working capital required to fund the Company's operations through 1999.

   (13)        COMMITMENTS

           (a) EMPLOYMENT AGREEMENTS

               The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements include a covenant against competition with the Company, which extends for a period of time after termination. As of December 31, 1998, if all employees under contract were to be terminated by the Company without good cause, under these contracts the Company's liability would be approximately $9,500 payable over the remaining terms of the employment agreements.

               In addition, the Company has entered into change in control agreements with its key executive officers which provide that if an executive's employment is terminated within six months after a change in control of the Company, or the executive terminates employment within such six month period of time, then the executive is entitled to a lump sum severance payment ranging from $105 to $375 based upon salary levels currently in effect, and all of the executive's options shall immediately vest. As of December 31, 1998, if a change of control were to occur, the Company's liability would be approximately $1,500.

               Effective May 1, 1997, the Company reached an agreement with the former stockholder of David Feldman & Associates (USA) Ltd., whereby the Company bought out the remaining term of the employment agreement. Total compensation earned under the employment agreement prior to termination amounted to $230. The Company recognized a $1,000 expense related to the future costs associated with the termination agreement.

               On February 13, 1997, the Company entered into a management agreement with Harlingwood, whereby Harlingwood would provide the services of a Chief Executive Officer. The agreement expired on February 13, 1998 and was verbally extended until June 30, 1998, and provided for an annual management fee of $175. During 1998 and 1997, the Company paid $163 and $45, respectively, to Harlingwood for services rendered in connection with business acquisitions.

           (b) LEASE COMMITMENTS

               The Company is obligated under operating leases for office facilities which expire through August 2008. The leases provide, among other things, that the Company is responsible for its share of increases in certain utilities, maintenance and property taxes over a base amount. In addition, the Company is also obligated under various equipment and vehicle leases which expire through September 1999. Total lease expense for 1998, 1997 and 1996 under the above leases amounted to approximately $3,170, $1,641 and $720, respectively.

               During 1996, the Company relocated its headquarters and recognized a $262 expense related to the net present value of future rental payments, net of sublease income, pertaining to the vacated premises.

               The anticipated future annual lease payments under operating leases at December 31, 1998, inclusive of the base utility, maintenance and property tax charges for the office facilities, are as follows:

                          1999                            $     4,599
                          2000                                  4,079
                          2001                                  3,361
                          2002                                  3,014
                          2003                                  2,442
                       Thereafter                               6,862
                                                       -------------------
                                                          $    24,357
                                                       ===================

               Future annual rental income under remaining noncancelable subleases is as follows: 1999 - $218, 2000 - $150, 2001 - $143,
               2002 - $131 and 2003 - $101.

           (c) LEGAL PROCEEDINGS

               The Company is involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ESQUIRE COMMUNICATIONS LTD.


April 14, 1999                     By: /s/ David A. White
                                       ----------------------------------
                                        David A. White
                                        Chief Executive Officer


          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                      TITLE                        DATE

/s/ Malcolm L. Elvey                   Chairman of the Board     April 8, 1999
--------------------------------
Malcolm L. Elvey

/s/ David A. White                     Chief Executive
---------------------------------      Officer and Director      April 8, 1999
David A. White

/s/ David A. Higson                    Principal Financial
---------------------------------      Officer, Principal
David A. Higson                        Accounting Officer        April 8, 1999
                                       and Director

/s/ Cary A. Sarnoff                    Senior Vice President
---------------------------------      and Director              April 8, 1999
Cary A. Sarnoff

/s/ Mortimer R. Feinberg               Director                  April 8, 1999
----------------------------------
Mortimer R. Feinberg


----------------------------------     Director                  April __, 1999
Gary L. Monroe

/s/ Joseph P. Nolan                    Director                  April 8, 1999
----------------------------------
Joseph P. Nolan


----------------------------------     Director                  April __, 1999
Bruce V. Rauner