Form 10-Q
period 1999-03-31
ESQUIRE COMMUNICATIONS LTD
filed 1999-05-14
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the transition period from___________ to_____________


                           Commission file number: 1-11782


                           ESQUIRE COMMUNICATIONS LTD.
             (Exact name of registrant as specified in its charter)


    DELAWARE                                                 13-3703760
 (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                         Identification No.)


  750 "B" STREET, SUITE 2350, SAN DIEGO, CA                      92101
 (Address of principal executive offices)                     (Zip Code)


 Registrant's telephone number including area code:         (800) 496-4969
                                                            --------------

  ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No ____

At May 6, 1999 there were outstanding 5,334,479 shares of Common Stock, $.02 par value.

                                      INDEX

                                                                     PAGE


Part I.   Financial Information

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets                  1

               Condensed Consolidated Statements of Operations        2

               Condensed Consolidated Statements of Cash Flows        3

               Notes to Condensed Consolidated Financial Statements   4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                14


Part II.  Other information                                          15

          Signatures                                                 16

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

                                                                                March 31,             December 31,
                                                                                  1999                1998 (1)
                                                                                ==========            ===========
                                                                                (Unaudited)

ASSETS (pledged)
Current Assets:
    Cash                                                                            $952               $933
    Accounts receivable, less allowance for doubtful accounts                     30,543             27,574
    Prepaid expenses and other current assets                                      2,172              2,944
                                                                               ------------       ------------
Total current assets                                                              33,667             31,451

Property and equipment, net                                                        6,210              5,937

Other assets:
    Costs in excess of fair value of net identifiable
      assets of acquired businesses, net                                         112,577            112,840
    Other, net                                                                     1,118              1,028
                                                                               ------------       ------------
Total assets                                                                    $153,572           $151,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank overdraft                                                              $   -              $    727
    Accounts payable                                                              8,984               8,826
    Accrued expenses and other current liabilities                                7,710               6,798
    Current portion of long-term debt, including related parties                 85,601               3,779
                                                                               ------------       ------------
Total current liabilities                                                       102,295              20,130

Long-term debt, including related parties                                         9,130              90,329

Other long-term liabilities                                                         316                 331

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized in series:
      Series A convertible preferred stock 22,500 shares authorized;
       22,500 and 22,500 shares issued and oustanding in 1999 and 1998, respectively; $22,500 and $22,500 aggregate liquidation preference
       in 1999 and 1998, respectively                                                -                  -
      Series C convertible preferred stock 2,500 shares authorized;
       2,500 and 0 shares issued and oustanding in 1999 and 1998, respectively; $2,500 and $0 aggregate liquidation preference
       in 1999 and 1998, respectively                                                -                  -
    Common stock, $.02 par value, 100,000,000 shares authorized,
      5,263,729 and 5,213,729 shares issued, respectively,
      5,171,979 and 5,121,979 shares outstanding in 1999 and 1998, respectively     105                 104
    Additional paid-in capital                                                   50,710               48,041
    Treasury stock, at cost - 91,750 shares                                        (550)                (550)
    Notes receivable - stockholder                                               (1,156)              (1,156)
   Accumulated deficit                                                           (7,278)              (5,973)
                                                                               ------------       ------------
Total stockholders' equity                                                       41,831               40,466
                                                                               ------------       ------------
Total liabilities and stockholders' equity                                     $153,572             $151,256
                                                                               ============       ============


(1) The balance sheet at December 31, 1998 is derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in Thousands, Except Share Data)

                                                          For the Three Months Ended
                                                          March 31,        March 31,
                                                            1999            1998
                                                          ==========       ==========

Revenues                                                   $34,817          $20,685

Costs and expenses:
   Operating expenses                                       20,581           11,399
   General and administrative expenses                      11,649            6,401
   Depreciation and amortization                             1,449              994
                                                         ------------     -------------
                                                            33,679           18,794

Income from operations                                       1,138            1,891

Other income (expense):
   Interest expense                                         (2,081)          (1,265)
   Interest income                                              21               24
                                                            (2,060)          (1,241)
                                                         ------------     -------------
Income (loss) before provision for income taxes               (922)             650

Provision for income taxes                                      18                0
                                                         ------------     -------------
Net income (loss)                                             (940)             650

Dividends on preferred stock                                  (365)            (267)
                                                         ------------     -------------
Net income (loss) applicable to common stockholders        $(1,305)            $383
                                                         ============     =============
Net income (loss) per common share:
     Basic:
          Weighted average common shares outstanding     5,321,424        3,784,076
                                                         ============     =============
          Net income (loss)                                 $(0.25)           $0.10

     Diluted:
          Weighted average common shares outstanding     5,321,424        8,188,602
                                                         ============     =============
          Net income (loss)                                 $(0.25)           $0.08

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in Thousands)


                                                                              For the Three Months Ended
                                                                               March 31,           March 31,
                                                                                 1999                1998
                                                                                ===========       ==========

Cash flows from operating activities:
Net Income (loss)                                                                $(940)              $650
Adjustments to reconcile net income (loss) to net cash
   used in operating activities,
   excluding effect of business acquisitions:
     Depreciation and amortization                                               1,449                994
     (Increase) decrease in assets:
        Accounts receivable                                                     (2,963)            (1,121)
        Prepaid expenses and other current assets                                  772                 (8)
      Increase (decrease) in liabilities:
        Accounts payable, accrued expenses, and other current liabilities          656               (898)
        Other long-term liabilities                                                (15)                48
                                                                              ---------------    -------------
Net cash used in operating activities                                           (1,039)              (335)
                                                                              ---------------    -------------
Cash flows from investing activities:
     Purchases of property and equipment                                          (673)              (203)
     Increase in other assets                                                     (178)              (144)
     Acquisitions of businesses                                                   (259)           (13,758)
                                                                              ---------------   -------------
Net cash used in investing activities                                           (1,110)           (14,105)

Cash flows from financing activities:
     Bank overdraft                                                               (727)               -
     Proceeds from long-term debt                                                1,166             14,741
     Principal payments on long-term debt                                         (771)            (6,487)
     Proceeds from issuance of Series A convertible preferred stock, net            -               4,500
     Proceeds from issuance of Series C convertible preferred stock, net         2,500                -
     Proceeds from exercise of employee stock options                               -                   5
     Proceeds from exercise of warrants, net                                        -               1,996
                                                                              ---------------    -------------
Net cash provided by financing activities                                        2,168             14,755

Net increase in cash                                                                17                315

Cash - beginning of period                                                         933                116
                                                                              ---------------    -------------
Cash - end of period                                                              $952               $431
                                                                              ===============    =============
Supplemental information:
     Interest paid during the period                                            $1,975             $1,244
                                                                              ===============    =============
     Income taxes paid during the period                                           $16             $   -
                                                                              ===============    =============
     Preferred stock dividends accrued and unpaid                               $  365                $417
                                                                              ===============    =============

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31,1999
(Dollars in Thousands, Except Share Data)

NOTE A--BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be attained for an entire year. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report for the fiscal year ended December 31, 1998.

          The Company's stockholders voted to amend the Company's Certificate of Incorporation on November 17, 1998 and effect a 1-for-2 reverse stock split of all outstanding common stock and increase the par value of the Company's common stock from $.01 to $.02 effective November 30, 1998. All share and per share amounts have been restated to give effect to the reverse stock split.

          The condensed consolidated financial statements include the accounts of Esquire Communications Ltd. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE B--EARNINGS PER COMMON SHARE

          Earnings per share was computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement 128). Basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares plus the dilutive effects of common shares contingently issuable from options, warrants and convertible securities. Common stock options, warrants and convertible securities are excluded from the computation of net earnings per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share based on the requirements of Statement 128 for the three months ended March 31, 1998.

                            (Table on following page)


                                                                                       Three months
                                                                                          Ended
                                                                                       March 31,1998
Numerator:
     Net income (loss) - numerator for diluted income per share                            $650
     Less dividends on preferred stock                                                    $(267)
Numerator for basic income per share - income available to common stockholders
                                                                                           $383
                                                                                    =================
Denominator:
     Denominator for basic income per share - weighted average shares                 3,784,076
     Effect of dilutive securities - options, warrants, and convertible
     preferred stock                                                                  4,404,526
Denominator for diluted income per share - weighted average shares                    8,188,602
                                                                                   ==================

Stock options to purchase 1,214,734 shares of common stock at exercise prices ranging from $3.25 - $18.00 for the three months ended March 31, 1999 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

Warrants to purchase 354,500 shares of common stock at exercise prices ranging from $5.80 - $9.00 for the three months ended March 31, 1999 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

Debt convertible into 250,500 shares of common stock at exercise prices ranging from $16.00 - $20.00 for the three months ended March 31, 1999 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

A total of 47,500 shares of contingently issuable common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 1999 as their effect would have been antidilutive.

Preferred stock convertible into 4,000,000 shares of common stock at conversion prices ranging from $3.00 - $10.00 per share were not included in the computation of diluted earnings per share for the three months ended March 31, 1999 as their effect would have been antidilutive.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1999
(Dollars in Thousands, Except Share Data)

NOTE C--RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE D-- BUSINESS COMBINATIONS

          On January 1, 1999 the Company acquired all of the outstanding common stock of CAT-LINKS, Inc., a court reporting software development company from an officer/director of the Company. The purchase price paid, inclusive of transaction costs, consisted of $60 paid in cash and 50,000 unregistered shares of the Company's common stock valued at $170. The cost in excess of fair value of net identifiable assets was approximately $379.

          Effective January 1, 1999 the Company acquired all the assets and liabilities of LawTek, Inc., a Florida based court reporting agency. The purchase price, inclusive of transaction costs, consisted of approximately $10 paid in cash and a promissory note in the amount of $50 which is payable in five equal monthly installments, beginning February 28, 1999 with interest at the rate of 7% per annum. The cost in excess of net identifiable assets acquired was approximately $58.

          The cash portion of the above acquisitions, which approximated $70, was financed out of working capital. If CAT-LINKS, Inc. and LawTek, Inc. had been acquired on January 1, 1999 or 1998, these acquisitions would not have had a material impact on the Company's consolidated results of operations for any of the periods presented. During the three months ended March 31, 1999, the Company recorded approximately $189 related to modifications of the purchase price of various acquisitions, due to working capital adjustments as required in the purchase agreements. The modifications were recorded as a net increase to goodwill.

NOTE E-- STOCKHOLDERS' EQUITY

          In connection with the acquisition of CAT-LINKS, Inc. on January 1, 1999, the Company issued 50,000 shares of common stock at a recorded share price of $4.25.

          In January 1999, in connection with an acquisition in August 1998, a preferred stockholder guaranteed the repayment of a $2,500 over-advance made to the Company under the Loan Agreement. On January 26, 1999, preferred stockholders paid $2,500 pursuant to the guaranty and the Company issued 2,500 shares of the Company's Series C convertible preferred stock. The Series C convertible preferred stock is identical to the Series A convertible preferred stock, except that it has a conversion price of $10.00 per share and has 100 votes per share.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March  31, 1999
(Dollars in Thousands, Except Share Data)

NOTE F--SUPPLEMENTAL CASH FLOW INFORMATION

          During the quarter ended March 31, 1999, the Company issued 50,000 shares of common stock in connection with an acquisition.

      Supplemental noncash investing and financing
        activities for the quarter ended March 31, 1999:
                  Acquisitions:
                     Fair value of assets acquired        $    26
                     Liabilities assumed                  $   172
                     Cash paid for acquisitions           $   259
                     Stock issued                         $   170
                     Notes issued                         $    50

NOTE G - REPORTABLE SEGMENT DATA

          The Company believes that all of its material operations are part of the legal services industry, and it currently reports as a single industry segment. The Company's reportable segments are geographically aligned business units and include three regions within the United States, the Western region, the Northeast region and the Southeast region. The Western region includes the Company's operations in California, Colorado and Texas, the Northeast region includes the Company's operations in Illinois, Michigan, New Jersey, New York, Pennsylvania and Washington, D.C. and the Southeast Region includes the Company's operations in Florida and Georgia.

          The geographic reportable segments of the Company's revenues, operating income and identifiable assets are summarized in the following table. The "Other" column includes corporate related items and income and expense not allocated to reportable segments.

                            Western      Northeast     Southeast
Three months ended          Region       Region         Region           Other        Consolidated

March 31, 1999:
    Revenue                $ 10,376      18,127         6,314             --            34,817
    Operating income          1,825       1,649            10           (2,346)          1,138
    Identifiable assets      18,812      19,160         3,912          111,688         153,572
                                                                        --
March 31, 1998:
    Revenue                   6,692      11,010         2,983             --            20,685
    Operating income          1,533       1,725           143           (1,510)          1,891
    Identifiable assets      11,368       5,100         2,723           84,072         103,263

No single customer accounted for as much as 10% of consolidated revenue in 1999 and 1998.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March  31, 1999
(Dollars in Thousands, Except Share Data)

NOTE H - SUBSEQUENT EVENTS

          The Company's Credit Agreement with financial institutions was amended in April 1999 to provide for borrowings up to $80,800 through May 31, 1999 and $83,500 thereafter based on operating cash flow as defined therein. Borrowings under the Credit Agreement bear interest at the prime rate, plus specified margins. The payment of certain of the margins is deferred until the maturity of the Credit Agreement, subject to certain conditions. The Credit Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial covenants.

THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS AND FUTURE ECONOMIC PERFORMANCE AS WELL AS OTHER NON-HISTORICAL INFORMATION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

INTRODUCTION

          Revenue from court reporting services are primarily derived from services provided for recording sworn testimony at depositions and typically are based on the number of pages transcribed, with a significant portion of revenues being derived from the production of additional certified copies. Substantially all of the Company's court reporting services are performed by independent contractors. Under arrangements with independent court reporters, the Company retains a portion, averaging 50%, of the total court reporting fee and the independent court reporter receives the balance. The different types of court reporting services provided by the Company yield varying profit margins, with accelerated delivery transcripts, transcript copies and compressed transcripts providing higher margins. In addition, profit margins vary among the different geographic markets in which the Company operates. The Company also derives revenues from its DepoNet(R) network, which consists, in part of over 400 affiliated firms in locations not directly served by the Company. Under contractual arrangements with DepoNet(R) members, the Company refers court reporting and certain other assignments to network participants for which it receives an annual fee.

          The Company recruits and places legal professionals on a temporary or contract basis. The Company charges its clients an hourly fee for the number of hours worked by attorneys and paralegals placed with clients on a temporary or contract basis. Recruiters are paid commissions based upon revenues from hourly fee income less the direct cost of the attorneys or paralegals placed. The Company's permanent placement recruiters are compensated on a commission basis. Fees for successful placement of professionals typically are based upon a percentage, approximately 25% to 30%, of such professional's total compensation earned during the year following the placement, of which 40% to 50% is customarily paid to the individual permanent placement recruiter. This fee is subject to a partial refund if the new employment arrangement is terminated prior to the expiration of a negotiated period, usually three months.

          Since 1993, the Company has pursued an aggressive acquisition strategy, having acquired 46 court reporting companies and three permanent and temporary staffing companies. Of these acquisitions, three were acquired in 1996, 17 were acquired in 1997, 24 were acquired in 1998, and two were acquired during the first quarter of 1999. All but one of these acquisitions have been accounted for using the purchase method, and a substantial portion of each acquisition's purchase price is represented by goodwill. The Company will incur non-cash charges as a result of the amortization of such assets over their lives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

          REVENUE. Revenues increased by approximately$14,132, or 68.3%, to $34,817 from $20,685 for the three months ended March 31, 1999 and 1998, respectively. Substantially all of the increase was due to the effect of acquisitions completed after January 1, 1998.

          OPERATING EXPENSES. Operating expenses increased by approximately $9,182, or 80.5%, from $11,399 to $20,581 for the three months ended March 31, 1999 and 1998 respectively. The increase was consistent with the increase in revenue. Operating expenses as a percentage of revenues, increased from to 59.1% for the three months ended March 31, 1999 from 55.1% for the three months ended March 31, 1998. The increase is the result of higher operating expenses, principally salaries, in the staffing businesses acquired subsequent to March 31, 1998 as compared to the court reporting business.

          GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by approximately $5,248, or 82% to $11,649 from $6,401 for the three months ended March 31, 1999 and 1998, respectively. General and administrative expense as a percentage of revenue increased to 33.5% from 30.9% for the three months ended March 31, 1999 and 1998, respectively. The increase was largely due to expenses related to acquisitions completed after January 1, 1998, consisting of payroll and occupancy expenses, as well as increased sales compensation, marketing and promotional expenses and administrative support expenses due to increased revenue levels.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $455 or 45.8% to $1,449 from $994 for the three months ended March 31, 1999 and 1998, respectively. This increase is primarily due to additional amortization charges arising from the acquisitions completed after January 1, 1998. A significant component of the amortization expense relates to the cost in excess of fair value of net identifiable assets of acquired businesses (goodwill).

          INCOME FROM OPERATIONS. Income from operations decreased by approximately $753 to $1,138 from $1,891 for the three months ended March 31, 1999 and 1998, respectively. Income from operations as a percentage of revenues decreased to 3.3% for the three months ended March 31, 1999 from 9.1% for the three months ended March 31, 1998.

          OTHER EXPENSE, NET. Other expense, net, consisting primarily of interest expense, increased by approximately $819 to $2,060 from $1,241 for the three months ended March 31, 1999 and 1998, respectively. The increase is due to the incurrence of additional debt to finance acquisitions and to fund working capital.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


LIQUIDITY AND CAPITAL RESOURCES

          The Company's liquidity and capital resources have been significantly affected by acquisitions and, given the Company's acquisition strategy, may be significantly affected for the foreseeable future. The Company's primary source of cash during the three months ended March 31, 1999 has been from bank borrowings and equity investments by preferred shareholders which were used primarily for repayment of debt, capital expenditures and working capital.

OPERATING ACTIVITIES

          Net cash used in operating activities totaled $1,039 for the three months ended March 31, 1999 compared to $335 for the three months ended March 31, 1998 representing an increase of $704. Increased usage in the three months ended March 31, 1999 compared to the same period in 1998 was primarily due to an increase in accounts receivable.

INVESTING ACTIVITIES

          Net cash used in investing activities totaled $1,110 and $14,105 for the three months ended March 31, 1999 and 1998, respectively. The decrease is due in large part to significant reduction in acquisition activities. The Company continues to invest in capital equipment, principally to upgrade facilities, computer systems and photocopy equipment. The Company had no commitments for significant capital expenditures at March 31, 1999, however the Company expects to make additional capital expenditures of between $800 and $1,000 in the last three quarters of 1999, none of which is pursuant to a firm commitment.

FINANCING ACTIVITIES

          Net cash provided by financing activities for the three months ended March 31, 1999 was $2,168 and consisted primarily of proceeds from Credit Agreement borrowings and the issuance of Series C convertible preferred stock which were used to fund payments for capital expenditures, loan repayments and for working capital. For the three months ended March 31, 1998, net cash provided by financing activities was $14,755, also provided by proceeds from the Credit Agreement and issuance of Series A convertible preferred Stock which were used primarily for acquisitions.

          The Company currently has a Credit Agreement with financial institutions which, as amended, provides for borrowings up to $80,800 through May 31, 1999 and $83,500 thereafter based on operating cash flow as defined therein. The Credit Agreement expires January 3, 2000. Borrowings under the Credit Agreement bear interest at the prime rate, plus specified margins. The payment of certain of the margins is deferred until the maturity of the Credit Agreement, subject to certain conditions. The Credit Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial covenants. At March 31, 1999, the effective interest rate was 9.7% and aggregate borrowings under the Credit Agreement were $80,882. In connection with the Company's acquisition of Gregory & Gregory Associates and Gregory & Gregory Staffing in August 1998, a preferred stockholder guaranteed the repayment of a $2,500 over-advance made to the Company under the Credit Agreement and received a fee of $125 in consideration of such guaranty. In January 1999, $2,500 was paid pursuant to this guaranty and 2,500 shares of Series C convertible preferred stock were issued. At March 31, 1999 the Company had approximately $12,566 of indebtedness payable to sellers of various acquired businesses. In February 1999, a preferred stockholder guaranteed $1,500 of an over-advance made to the Company under the Credit Agreement and is entitled to receive a fee of $75. In April 1999, $1,500 was paid pursuant to this guaranty. The funds are evidenced by a subordinated promissory note with interest at the rate of 18% per annum, with principal and interest to be due and payable on August 6, 1999.

FUTURE CAPITAL NEEDS

          The Company believes that available borrowings under its Credit Agreement, as amended, and cash from operations, will be sufficient to fund its operations, planned capital expenditures, payment of certain cash earn-outs and repayment of indebtedness to certain former owners of acquired businesses through 1999. The Credit Agreement, as amended, expires on January 3, 2000 and the Company expects to renegotiate the Credit Agreement, or enter into a new credit agreement. However, there can be no assurance that the Company will be able to generate sufficient cash flows from operations or that the terms available for any future debt or equity financing would be acceptable to the Company.

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

YEAR 2000 COMPLIANCE

          The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems, sales and marketing, billing and various administrative functions. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year and impacts both information technology ("IT") and non-IT systems. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is exposed to risk and potential expense of any disruptions that may be caused by the software's impaired functioning as the year 2000 approaches and by the modification or replacement of such software, including a temporary inability to integrate scheduling throughout the Company's offices and to send correct invoices or engage in similar normal administrative activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

          The Company has completed its identification of IT systems that are not year 2000 compliant and is in the process of making appropriate responses to address certain identified problem areas. The Company has hired an outside firm to assist in developing a new management information system for scheduling, billing and paying independent contractors that is designed to be year 2000 compliant and it intends to implement the system by October 1999. The Company planned to replace its existing information system and did not accelerate the replacement due to year 2000 issues. Testing of all aspects of the new system has commenced during the first quarter of 1999 with completion expected during the third quarter of 1999. Costs incurred through March 31, 1999 in connection with the management information system were approximately $600 compared to estimated costs of $1,000. The Company is also currently in the process of assessing its non-IT systems for year 2000 compliance.

          The ability of third parties with whom the Company transacts business to adequately address their year 2000 compliance is beyond the Company's control. The Company has begun to make inquiries of its major third party vendors to determine their ability to be year 2000 compliant. At this time, the Company is unable to determine the extent to which it will be dependent on third parties to identify or address year 2000 issues or the impact of any year 2000 problems of such third parties on the Company's business, financial condition or results of operations.

          In the event of a delay in the implementation of the new management information system and the associated year 2000 compliance plan, the Company's contingency plan is to modify its existing IT system. The Company has been advised by the outside firm hired to assist in developing and implementing the new management information system that this would take 90 days and the costs would not be material (not to exceed $100). The Company's contingency plan also includes some non-computerized backup systems, including manually scheduling and sending invoices.

          The Company's accounting system is presently year 2000 compliant.

          The costs incurred by the Company, including the cost of the replacement system, to address year 2000 compliance have not had, and are not anticipated to have, a material adverse effect on the Company's business, financial condition or results of operations. These costs, and the date on which the Company plans to complete the year 2000 modification and testing processes are based on management's best estimates, which were derived using numerous assumption of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to changes in interest rates as a result of its bank Credit Agreement which is based on the London Inter-Bank Offered Rate and the Prime Rate.

     Based on the indebtedness outstanding under the Company's Credit Agreement at March 31, 1999, a sensitivity analysis was performed using a hypothetical 10% increase in interest rates. The analysis indicated that the Company's interest expense and net loss for the three months ended March 31, 1999 would have increased by approximately $127. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or actions management could take to lessen risk. This also does not take into account any changes in the Company's financial structure that may result from higher interest rates.


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


May 12, 1998

                                           By:/s/ David A. White
                                              ---------------------
                                              David A. White
                                              Chief Executive Officer



                                           By:/s/ Steven N. Welch
                                              ---------------------
                                              Steven N. Welch
                                              Chief Financial Officer