Form 10-Q
period 1999-06-30
ESQUIRE COMMUNICATIONS LTD
filed 1999-08-13
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1999

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

Yes  X            No

At August 3, 1999 there were outstanding 5,334,479 shares of Common Stock, $.02 par value.

                                      INDEX

                                                                          PAGE


Part I.      Financial Information

Item 1.      Financial Statements

                 Condensed Consolidated Balance Sheets                     1

                 Condensed Consolidated Statements of Operations           2

                 Condensed Consolidated Statements of Cash Flows           3

                  Notes to Condensed Consolidated Financial Statements     4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 9

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                                  15

Part II.     Other information                                            16

             Signatures                                                   17

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

                                                                                 June 30,            December 31,
                                                                                   1999                1998 (1)
                                                                                 ===========         ============
                                                                                  (Unaudited)
ASSETS (pledged)
Current Assets:
   Cash                                                                         $   1,306            $    933
   Accounts receivable, less allowance for doubtful accounts                       32,983              27,574
   Prepaid expenses and other current assets                                        1,901               2,944
                                                                                -----------          ----------
Total current assets                                                               35,230              31,451

Property and equipment, net                                                         6,902               5,937

Other assets:
   Costs in excess of fair value of net identifiable
       assets of acquired businesses, net                                         114,657             112,840
   Other, net                                                                         784               1,028
                                                                                -----------          ----------
Total assets                                                                    $ 158,533            $151,256
                                                                                ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank overdraft                                                               $     960            $    727
   Accounts payable                                                                 8,986               8,826
   Accrued expenses and other current liabilities                                   9,546               6,798
   Current portion of long-term debt, including related parties                    89,377               3,779
                                                                                -----------          ----------
Total current liabilities                                                         107,909              20,130

Long-term debt, including related parties                                           7,752              90,329

Other long-term liabilities                                                           311                 331

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized in series:
       Series A convertible preferred stock 22,500 shares authorized;
          22,500 and 22,500 shares issued and oustanding in 1999 and 1998, respectively; $22,500 and $22,500 aggregate liquidation preference
          in 1999 and 1998, respectively                                              -                  -
       Series C convertible preferred stock 2,500 shares authorized;
          2,500 and 0 shares issued and oustanding in 1999 and 1998, respectively; $2,500 and $0 aggregate liquidation preference
          in 1999 and 1998, respectively                                              -                  -
   Common stock, $.02 par value, 100,000,000 shares authorized,
       5,426,229 and 5,213,729 shares issued in 1999 and 1998, respectively,
       5,334,479 and 5,121,979 shares outstanding in 1999 and 1998, respectively      108                 104
   Additional paid-in capital                                                      51,551              48,041
   Treasury stock, at cost - 91,750 shares                                           (550)               (550)
   Notes receivable - stockholder                                                  (1,156)             (1,156)
   Accumulated deficit                                                             (8,352)             (5,973)
                                                                                -----------          ----------
Total stockholders' equity                                                         41,601              40,466
                                                                                -----------          ----------
Total liabilities and stockholders' equity                                       $158,533            $151,256
                                                                                ===========          ==========

(1) The balance sheet at December 31, 1998 is derived from audited financial statements at that date.


See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in Thousands, Except Share Data)

                                                               For the Three Months Ended             For the Six Months Ended
                                                               June 30,           June 30,            June 30,         June 30,
                                                                 1999              1998                1999              1998
                                                               ==========        ===========          ==========     ============
Revenue                                                        $    38,876         $    25,812       $    73,693      $   46,497

Costs and expenses:
   Operating expenses                                               23,347              14,366            43,927          25,765
   General and administrative expenses                              12,172               7,890            23,839          14,291
   Depreciation and amortization                                     1,542               1,109             2,992           2,103
                                                               -----------         -------------     -------------    ------------
                                                                    37,061              23,365            70,758          42,159

Income from operations                                               1,815               2,447             2,935           4,338

Other income (expense):
   Interest expense                                                 (2,534)             (1,502)           (4,615)         (2,767)
   Interest income                                                      20                  20                41              44
                                                               -------------       -------------     -------------    ------------
                                                                    (2,514)             (1,482)           (4,574)         (2,723)

Income (loss) before provision for income taxes                       (699)                965            (1,639)          1,615

Provision for income taxes                                              -                  357              -                357
                                                               -------------       -------------     -------------    ------------
Net income (loss)                                                     (699)                608            (1,639)          1,258

Dividends on preferred stock                                          (375)               (307)             (740)           (574)
                                                               -------------       -------------     -------------    ------------
Net income (loss) applicable to common stockholders            $    (1,074)         $      301       $    (2,379)     $      684
                                                               =============       =============     =============    ============
Net income (loss) per common share:
     Basic:
          Weighted average common shares outstanding             5,173,767           4,197,383         5,327,090       3,991,871
                                                               =============       =============     =============    ============
          Net income (loss)                                    $     (0.21)        $      0.07       $     (0.45)     $     0.17

     Diluted:
          Weighted average common shares outstanding             5,173,767           8,308,256         5,327,090       8,019,412
                                                               =============       =============     =============    ============
          Net income (loss)                                    $     (0.21)        $      0.07       $     (0.45)     $     0.16


See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in Thousands)

                                                                                For the Six Months Ended
                                                                                June 30,         June 30,
                                                                                1999             1998
                                                                                ==========      ============
Cash flows from operating activities:
Net Income (loss)                                                               $   (1,639)      $   1,258
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                                   2,992           2,103
     Provision for deferred income taxes                                                -               92
     (Increase) decrease in assets:
        Accounts receivable                                                         (5,402)         (3,066)
        Prepaid expenses and other current assets                                    1,041            (500)
      Increase (decrease) in liabilities:
        Accounts payable, accrued expenses and other current liabilities             2,143          (1,777)
        Other long-term liabilities                                                    (16)             45
                                                                                ------------      ----------
Net cash used in operating activities                                                 (881)         (1,845)
                                                                                ------------      ----------
Cash flows from investing activities:
     Purchase of property and equipment                                             (1,829)           (417)
     Increase in other assets                                                            4            (147)
     Acquisition of businesses                                                      (1,938)        (31,724)
                                                                                ------------      ----------
Net cash used in investing activities                                               (3,763)        (32,288)
                                                                                ------------      ----------
Cash flows from financing activities:
     Bank overdraft                                                                    233              -
     Proceeds from long-term debt                                                    4,527          24,824
     Principal payments on long-term debt                                           (2,229)         (1,493)
     Proceeds from issuance of Series A convertible preferred stock, net                -            7,500
     Proceeds from issuance of Series C convertible preferred stock, net             2,486              -
     Proceeds from exercise of employee stock options                                   -               21
     Proceeds from exercise of warrants, net                                            -            3,905
                                                                                ------------      ----------
Net cash provided by financing activities                                            5,017          34,757
                                                                                ------------      ----------
Net  increase (decrease) in cash                                                      (587)            624

Cash - beginning of period                                                             933             116
                                                                                ------------      ----------
Cash - end of period                                                            $    1,306        $    740
                                                                                ============      ==========
Supplemental information:
     Interest paid during the period                                            $    4,087        $  2,748
                                                                                ============      ==========
     Income taxes paid during the period                                        $       -         $     -
                                                                                ============      ==========
     Preferred stock dividends accrued and unpaid                               $    2,138        $    724
                                                                                ============      ==========


See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999
(Dollars in Thousands, Except Share Data)

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

NOTE B--EARNINGS PER COMMON SHARE

          Earnings per share was computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement 128). Basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares plus the dilutive effects of common shares contingently issuable from options, warrants and convertible securities. Common stock options, warrants and convertible securities are excluded from the computation of net earnings per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share based on the requirements of Statement 128 for the three and six months ended June 30, 1998. There were no reconciling items for the three and six months ended June 30, 1999.

                           (Table on following page)

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999
(Dollars in Thousands, Except Share Data)



                                                                            Three months                 Six Months
                                                                               Ended                       Ended
                                                                             June 30,                    June 30,
                                                                              1998                        1998
Numerator:
     Net income - numerator for diluted income per share                        $608                       $1,258
     Less dividends on preferred stock                                          (307)                       $(574)
                                                                           -----------                  -----------
Numerator for basic income per share - income available
     to common stockholders                                                     $301                         $684
                                                                           ===========                  ===========

Denominator:
     Denominator for basic income per share - weighted average shares      4,197,383                    3,991,871
     Effect of dilutive securities - options, warrants,
      and convertible preferred stock                                      4,110,873                    4,027,541
                                                                           -----------                  -----------
Denominator for diluted income per share - weighted average shares         8,308,256                    8,019,412
                                                                           ===========                  ===========

     Stock options to purchase 458,000 shares of common stock at exercise prices ranging from $12.00 to $18.00 for the three and six months ended June 30, 1998 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

     Debt convertible into 257,500 shares of common stock at exercise prices ranging from $16.00 to $20.00 for the three and six months ended June 30, 1998 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

     A total of 47,500 shares of contingently issuable common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 1998 because at that date it was not certain that the conditions would be satisfied.

     Series B convertible preferred stock options to acquire 1,250,000 shares of common stock at an exercise price of $12.00 for the three and six months ended June 30, 1998 were not included in the computation of diluted earnings per share because the average market price of common stock obtainable upon conversion was less than the exercise price of the options.

     Stock options to purchase 1,182,334 shares of common stock at exercise prices ranging from $3.25 - $18.00 for the three months and six months ended June 30, 1999 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

     Warrants to purchase 354,500 shares of common stock at exercise prices ranging from $5.80 - $9.00 for the three months and six months ended June 30, 1999 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

     Debt convertible into 250,500 shares of common stock at exercise prices ranging from $16.00 - $20.00 for the three months and six months ended June 30, 1999 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

     A total of 35,000 shares of contingently issuable common stock were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 1999 as their effect would have been antidilutive.

     Preferred stock convertible into 4,000,000 shares of common stock at conversion prices ranging from $6.00 - $10.00 per share were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 1999 as their effect would have been antidilutive.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999
(Dollars in Thousands, Except Share Data)

NOTE C--RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998 and June 1999, Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133," were issued and are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and hedging activities.

          The Company anticipates that the adoption of these statements will not have a material effect on the financial position, results of operations or liquidity of the Company.

NOTE D-- BUSINESS COMBINATIONS

          On June 30, 1999, the Company acquired the assets and liabilities of Mudrick-Witt Legal Video Services, Inc., a West Palm Beach, Florida based videography agency through the exercise of an option agreement previously entered into on July 17, 1998. The purchase price, inclusive of transaction costs, consisted of $600 paid in cash in July, 1998, approximately $350 paid in cash on June 30, 1999 and a promissory note in the amount of $400 which is payable in two equal installments on October 1, 1999 and January 3, 2000. The cost in excess of net identifiable assets acquired was approximately $1,347.

          The current year cash portion of this acquisition was financed out of working capital. If this acquisition had occurred on January 1, 1999 or 1998, there would not have been a material impact on the Company's consolidated results of operations for any of the periods presented. During the six months ended June 30, 1999, the Company recorded approximately $919 related to modifications of the purchase price of various acquisitions, due to working capital adjustments, earnouts, and other settlements as required in the purchase agreements. The modifications were recorded as a net increase to goodwill.

NOTE E-- STOCKHOLDERS' EQUITY

          In connection with earnout agreements entered into as part of the prior year acquisition of Gregory & Gregory Staffing Services, Inc. & Jewelinski Court Reporters, during the six months ended June 30, 1999 the Company issued 162,500 shares of common stock at an average recorded share price of $4.98.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999
(Dollars in Thousands, Except Share Data)


NOTE F--SUPPLEMENTAL CASH FLOW INFORMATION

          During the six month period ended June 30, 1999, the Company issued 50,000 shares of common stock in connection with an acquisition.

          During the six month period ended June 30, 1999, the Company issued 162,500 shares of common stock in connection with earnout provisions as required under various purchase agreements.

         Supplemental non-cash investing and financing
           activities for the six months ended June 30, 1999:
              Acquisitions:
                     Fair value of assets acquired           $    29
                     Liabilities assumed                     $   172
                     Cash paid for acquisitions              $ 1,938
                     Stock issued                            $ 1,028
                     Notes issued                            $   450

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

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999
(Dollars in Thousands, Except Share Data)

          The geographic reportable segments of the Company's revenues, operating income and identifiable assets are summarized in the following table. The "Other" column includes corporate related items and income and expense not allocated to reportable segments.

                                        Western              Northeast      Southeast
Three months ended                       Region                Region         Region          Other         Consolidated
-------------------------------------------------------------------------------------------------------------------------
June 30, 1999:
    Revenue                             $11,681                20,166         7,029            --             38,876
    Operating income                      2,406                 2,509           457          (3,557)           1,815
    Identifiable assets                  21,877                22,364         6,386         107,906          158,533

June 30, 1998:
    Revenue                               8,996                13,433         3,383            --             25,812
    Operating income                      1,499                 2,715           (44)         (1,723)           2,447
    Identifiable assets                  13,184                13,878         1,747         103,383          132,192

---------------------------------------------------------------------------------------------------------------------------
                                        Western              Northeast      Southeast
Six months ended                         Region                Region         Region          Other         Consolidated
----------------------------------------------------------------------------------------------------------------------------
June 30, 1999:
    Revenue                           $  22,057                38,293        13,343            --             73,693
    Operating income                      4,231                 4,160         1,062          (6,518)           2,935
    Identifiable assets                  21,877                22,364         6,386         107,906          158,533

June 30, 1998:
    Revenue                              17,359                22,849         6,289            --             46,497
    Operating income                      3,044                 4,439           634          (3,779)           4,338
    Identifiable assets                  13,184                13,878         1,747         103,383          132,192


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

          Since 1993, the Company has pursued an aggressive acquisition strategy, having acquired 46 court reporting companies, three permanent and temporary staffing companies, and one videography company. Of these acquisitions, three were acquired in 1996, 17 were acquired in 1997, 24 were acquired in 1998, two during the first quarter of 1999, and one during the second quarter of 1999. All but one of these acquisitions have been accounted for using the purchase method, and a substantial portion of each acquisition's purchase price is represented by goodwill. The Company will incur non-cash charges as a result of the amortization of such assets over their lives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

          REVENUE. Revenues increased by approximately $13,064, or 50.6%, to $38,876 from $25,812 and $27,196, or 58.5% to $73,693 from $46,497 for the three and six months ended June 30, 1999 and 1998, respectively. These increases are primarily the result of acquisitions completed after January 1, 1998.

          The Company has recognized strong sequential quarterly growth in revenue between the fourth quarter of 1998 and the first quarter of 1999 and even stronger growth between the first and second quarters of 1999. This is due in part to seasonal fluctuations, particularly between fourth quarter, 1998 and first quarter 1999, and management's shift in emphasis from growth through acquisition to internal growth in 1999.

          OPERATING EXPENSES. Operating expenses increased by approximately $8,981, or 62.5%, to $23,347 from $14,366 and $18,162, or 70.5% to $43,927 from
$25,765 for the three and six months ended June 30, 1999 and 1998 respectively. The significant portions of these increases were consistent with the increases in revenue. Operating expenses as a percentage of revenues increased to 60.1% and 59.6% for the three months and six months ended June 30, 1999 from 55.7% and 55.4% for the three and six months ended June 30, 1998. These increases are the result of higher operating expenses, principally salaries, in the staffing businesses acquired during May 1998 as compared to the court reporting business.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $4,282, or 54.3%, to $12,172 from $7,890 and $9,548, or 66.8%, to $23,839 from $14,291 for the three and six months ended June 30, 1999 and 1998, respectively. General and administrative expenses included approximately $536 and $666 in costs consisting principally of employee severance costs for the three and six months ended June 30, 1999, respectively. These expenses were incurred to reduce ongoing operating costs. Excluding these charges, general and administrative expenses, as a percentage of revenue, decreased to 29.9% from 30.6% during the three months ended June 30, 1999 and 1998, respectively, but increased to 31.4% from 30.7% during the six months ended June 30, 1999 and 1998, respectively. The overall increase was largely due to expenses related to acquisitions completed after January 1, 1998, consisting of payroll and occupancy expenses, as well as increased sales compensation, marketing and promotional expenses and administrative support expenses due to increased revenue levels.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $433, or 39.0%, to $1,542 from $1,109 and $889, or 42.3%, to
$2,992 from $2,103 for the three and six months ended June 30, 1999 and 1998, respectively. This increase is primarily due to additional amortization charges arising from the acquisitions completed after January 1, 1998. A significant component of the amortization expense relates to the costs in excess of fair value of net identifiable assets of acquired businesses (goodwill).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

          INCOME FROM OPERATIONS. Income from operations decreased by approximately $632, or 25.8% to $1,815 from $2,447 and $1,403, or 32.3%, to
$2,935 from $4,338 for the three and six months ended June 30, 1999 and 1998, respectively. Excluding the expenses related principally to severance costs of $536 and $666 for the three and six months ended June 30, 1999 operating income decreased by approximately $96, or 3.9% to $2,351 from $2,447 and $737, or 17.0% to $3,601 from $4,338 for the three and six months ended June 30, 1999. As a percentage of revenues, income from operations, before consideration of the expenses related principally to severance costs, decreased to 6.0% and 4.9% for the three and six months ended June 30, 1999 from 9.5% and 9.3% for the three and six months ended June 30, 1998.

          As with revenue, the Company recognized favorable trends in operating income during the first two quarters of 1999. The Western Region recognized operating income of $2,406 on revenues of $11,681 for the three months ended June 30, 1999 compared to operating income of $1,825 on revenues of $10,376 for the three months ended March 31, 1999. As a percentage of revenue, operating income increased to 20.6% in the three months ended June 30, 1999 from 17.6% for the three months ended March 31, 1999 in the Western Region.

          The Northeast Region recognized operating income of $2,509 on revenues of $20,166 for the three months ended June 30, 1999 compared to operating income of $1,649 on revenues of $18,127 for the three months ended March 31, 1999. As a percentage of revenue, operating income increased to 12.4% in the three months ended June 30, 1999 from 9.1% for the three months ended March 31, 1999 in the Northeast Region.

          The Southeast Region recognized operating income of $457 on revenues of $7,029 for the three months ended June 30, 1999 compared to operating income of $605 on revenues of $6,314 for the three months ended March 31, 1999. As a percentage of revenue, operating income decreased to 6.5% in the three months ended June 30, 1999 from 9.6% for the three months ended March 31, 1999 in the Southeast Region.

          For the Company's court reporting services, earnings before interest, taxes, depreciation and amortization (EBITDA) showed an increase of $1,011, or 30.2%, to $4,361 for the three months ended March 31, 1999 compared to $3,350 for the three months ended December 31, 1998. EBITDA increased an additional $1,084, or 24.9% to $5,445 for the three months ended June 30, 1999 compared to the three months ended March 31, 1999. As a percentage of court reporting revenue, court reporting EBITDA increased to 17.0% for the three months ended June 30, 1999 from 13.9% for the three months ended March 31, 1999 which also showed an increase from 11.3% for the three months ended December, 31, 1998. Average EBITDA for the six months ending June 30, 1999 was 15.5% for court reporting services.

          Permanent staffing operations also showed significant improvement. The three months ended December 31, 1998 showed a loss before interest, taxes, depreciation and amortization of $457. The three months ended March 31, 1999 also showed a negative EBITDA of $9, however this was an improvement of $448, or 98.0% compared to the three months ended December 31, 1998. During the three months ended June 30, 1999, permanent staffing operations returned to profitability showing an increase in permenant staffing EBITDA of approximately $163, or 1,811.1%, to $154 compared to the three months ended March 31, 1999. As a percentage of permanent staffing revenue, EBITDA increased to 8.0% for the three months ended June 30, 1999 from negative 1.0% for the three months ended March 31, 1999 and negative 78.1% for the three months ended December 31, 1998. Average EBITDA for the six months ending June 30, 1999 was 4.3% for permanent staffing.

          OTHER EXPENSE, NET. Other expense, net, consisting primarily of interest expense, increased by approximately $1,032, or 69.6%, to $2,514 from $1,482 and $1,851, or 68.0%, to $4,574 from $2,723 for the three and six months ended June 30, 1999 and 1998, respectively. These increases are due to the incurrence of additional debt to finance acquisitions and to fund working capital.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's liquidity and capital resources have been significantly affected by acquisitions and, given the Company's acquisition strategy, may be significantly affected for the foreseeable future. The Company's primary source of cash during the six months ended June 30, 1999 has been from bank borrowings and equity investments by preferred shareholders which were used primarily for repayment of debt, capital expenditures and working capital.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

OPERATING ACTIVITIES

          Net cash used in operating activities totaled $881 for the six months ended June 30, 1999 compared to $1,845 for the three months ended June 30, 1998 representing an decrease of $964. Decreased usage in the six months ended June 30, 1999 compared to the same period in 1998 was primarily due to increases in accounts payables and in other current assets. These were partially offset by an increase in accounts receivable which reflect the increases in revenue. The Company's management has placed additional emphasis on cash management and accounts receivable collection activities, which has had a positive impact on the Company's cash flow.

INVESTING ACTIVITIES

          Net cash used in investing activities totaled $3,763 and $32,288 for the six months ended June 30, 1999 and 1998, respectively. The decrease is due in large part to significant reduction in acquisition activities. The Company continues to invest in capital equipment, principally to upgrade facilities, computer systems and photocopy equipment. The Company had no commitments for significant capital expenditures at June 30, 1999, however the Company expects to make additional capital expenditures of between $800 and $1,000 in the last two quarters of 1999, none of which is pursuant to a firm commitment.

FINANCING ACTIVITIES

          Net cash provided by financing activities for the six months ended June 30, 1999 was $5,017 and consisted primarily of proceeds from Credit Agreement borrowings and the issuance of Series C convertible preferred stock which were used to fund payments for capital expenditures, loan repayments and for working capital. For the six months ended June 30, 1998, net cash provided by financing activities was $34,757, also provided by proceeds from the Credit Agreement and issuance of Series A convertible preferred stock which were used primarily for acquisitions.

          The Company currently has a Credit Agreement with financial institutions which, as amended, provides for borrowings up to $83,500 based on operating cash flow as defined therein. The Credit Agreement expires January 3, 2000. Borrowings under the Credit Agreement bear interest at the prime rate, plus specified margins. The payment of certain of the margins is deferred until the maturity of the Credit Agreement, subject to certain conditions. The Credit Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial covenants. At June 30, 1999, the effective interest rate was 10.3% and aggregate borrowings under the Credit Agreement were $82,742. In connection with the Company's acquisition of Gregory & Gregory Associates and Gregory & Gregory Staffing in August 1998, a preferred stockholder guaranteed the repayment of a $2,500 over-advance made to the Company under the Credit Agreement and received a fee of $125 in consideration of such guaranty.

          In January 1999, $2,500 was paid pursuant to this guaranty and 2,500 shares of Series C convertible preferred stock were issued. At June 30, 1999 the Company had approximately $12,232 of indebtedness payable to sellers of various acquired businesses. In February 1999, a preferred stockholder guaranteed $1,500 of an over-advance made to the Company under the Credit Agreement and is entitled to receive a fee of $75. In April 1999, $1,500 was paid pursuant to this guaranty. The funds are evidenced by a subordinated promissory note with interest at the rate of 18% per annum, with principal and interest to be due and payable on August 6, 1999. The payment date for principal and interest was subsequently extended to October 6, 1999 by the preferred shareholder.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Share Data)

FUTURE CAPITAL NEEDS

          Because of additional emphasis on operating activities, cash management and accounts receivable collection efforts, the Company believes that cash from operations, augmented by available borrowings under its Credit Agreement, as amended, will be sufficient to fund its operations, planned capital expenditures, payment of certain cash earn-outs and repayment of indebtedness to certain former owners of acquired businesses through 1999. The payment of cash earn-outs and repayment of indebtedness is subject to approval by the Company's lenders under the Credit Agreement and to the satisfaction of conditions contained in the Credit Agreement. The Credit Agreement, as amended, expires on January 3, 2000 and the Company hopes to renegotiate the Credit Agreement, or enter into a new credit agreement. However, there can be no assurance that the Company will be able to generate sufficient cash flows from operations or that the terms available for any future debt financing would be acceptable to the Company.

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

          The Company has completed its identification of IT systems that are not year 2000 compliant and is in the process of making appropriate responses to address certain identified problem areas. The Company has hired an outside firm to assist in developing a new management information system for scheduling, billing and paying independent contractors that is designed to be year 2000 compliant and it intends to implement the system by October 1999. The Company planned to replace its existing information system and did not accelerate the replacement due to year 2000 issues. Testing of the new system commenced during the first quarter of 1999 with completion expected during the third quarter of 1999. Costs incurred through June 30, 1999 in connection with the management information system were approximately $950 compared to estimated costs of $1,500. The Company is also currently in the process of assessing its non-IT systems for year 2000 compliance.

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

          The costs incurred by the Company, including the cost of the replacement system, to address year 2000 compliance have not had, and are not anticipated to have, a material adverse effect on the Company's business, financial condition or results of operations. These costs, and the date on which the Company plans to complete the year 2000 modification and testing processes are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

          The Company is exposed to changes in interest rates as a result of its bank Credit Agreement which is based on the London Inter-Bank Offered Rate and the Prime Rate.

          Based on the indebtedness outstanding under the Company's Credit Agreement at June 30, 1999, a sensitivity analysis was performed using a hypothetical 10% increase in interest rates. The analysis indicated that the Company's interest expense and net loss for the three and six months ended June 30, 1999 would have increased by approximately $159 and $318 respectively. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or actions management could take to lessen the risk. This also does not take into account any changes in the Company's financial structure that may result from higher interest rates.

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




August 12, 1999

                                         By: /S/ DAVID A. WHITE
                                            ---------------------------
                                             David A. White
                                             Chief Executive Officer


                                         By: /S/ STEVEN N. WELCH
                                            ---------------------------
                                            Steven N. Welch
                                            Chief Financial Officer