Form 10-Q
period 1999-09-30
ESQUIRE COMMUNICATIONS LTD
filed 1999-11-15
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 1999

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

     Yes X No

     At November 2, 1999 there were outstanding 5,334,479 shares of Common Stock, $.02 par value.

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

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

                                                                       September 30,          December 31,
                                                                            1999                1998 (1)
                                                                   ===================    =================
                                                                      (Unaudited)
ASSETS (pledged)
Current Assets:
   Cash                                                                  $     1,661            $      933
   Accounts receivable, less allowance for doubtful accounts                  34,235                27,574
   Prepaid expenses and other current assets                                   2,577                 2,944
                                                                   ------------------     -----------------
Total current assets                                                          38,473                31,451

Property and equipment, net                                                    5,969                 5,937

Other assets:
   Costs in excess of fair value of net identifiable
       assets of acquired businesses, net                                    114,443               112,840
   Other, net                                                                    620                 1,028
                                                                   ------------------     -----------------

Total assets                                                            $    159,505          $    151,256
                                                                   ==================     =================
                                                                   ==================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank overdraft                                                        $     2,630            $      727
   Accounts payable                                                            8,717                 8,826
   Accrued expenses and other current liabilities                             12,343                 6,798
   Current portion of long-term debt, including related parties               86,689                 3,779
                                                                   ------------------     -----------------
Total current liabilities                                                    110,379                20,130

Long-term debt, including related parties                                      9,467                90,329

Other long-term liabilities                                                      193                   331

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized in series:
       Series A convertible preferred stock 22,500 shares authorized;
          22,500 and 22,500 shares issued and oustanding in 1999 and 1998, respectively; $22,500 and $22,500 aggregate liquidation preference
          in 1999 and 1998, respectively                                         -                     -
       Series C convertible preferred stock 2,500 shares authorized;
          2,500 and 0 shares issued and oustanding in 1999 and 1998,
          Respectively; $2,500 and $0 aggregate liquidation preference
          in 1999 and 1998, respectively                                         -                     -
   Common stock, $.02 par value, 100,000,000 shares authorized,
       5,426,229 and 5,213,729 shares issued in 1999 and 1998, respectively,
       5,334,479 and 5,121,979 shares outstanding in 1999 and
       1998, respectively                                                        108                   104
   Additional paid-in capital                                                 51,551                48,041
   Treasury stock, at cost - 91,750 shares                                      (550)                 (550)
   Notes receivable - stockholder                                             (1,156)               (1,156)
   Accumulated deficit                                                       (10,487)               (5,973)
                                                                   ------------------     -----------------
Total stockholders' equity                                                    39,466                40,466
                                                                   ------------------     -----------------

Total liabilities and stockholders' equity                              $    159,505          $    151,256
                                                                   ==================     =================


(1) The balance sheet at December 31, 1998 is derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in Thousands, Except Share Data)

                                                For the Three Months Ended           For the Nine Months Ended
                                             September 30,       September 30,   September 30,      September 30,
                                                 1999              1998             1999                1998
                                             -------------       -------------   --------------     -------------

Revenue                                       $ 38,159            $ 32,038        $ 111,852          $ 78,535

Costs and expenses:
  Operating expenses                            23,398              18,475           67,325            44,240
  General and administrative expenses           12,139               9,157           35,955            23,448
   Depreciation and amortization                 1,633               1,294            4,624             3,397
                                              ------------        ------------    -----------       -----------
                                                37,170              28,926          107,904            71,085

Income from operations                             989               3,112            3,948             7,450

Other income (expense):
  Interest expense                              (2,736)             (1,803)          (7,351)           (4,570)
   Interest income                                  28                  22               69                66
                                              ------------        ------------    -----------       -----------
                                                (2,708)             (1,781)          (7,282)           (4,504)
                                              ------------        ------------    -----------       -----------

Income (loss) before provision for
  income taxes                                  (1,719)              1,331           (3,334)            2,946

Provision for income taxes                          41                 503               65               860
                                              ------------        ------------    -----------       -----------
Net income (loss)                               (1,760)                828           (3,399)            2,086
                                              ------------        ------------    -----------       -----------

Dividends on preferred stock                      (375)               (338)          (1,115)             (912)
                                              ------------        ------------    -----------       -----------
Net income (loss) applicable to
  common stockholders                         $ (2,135)            $   490        $  (4,514)        $   1,174
                                              ============        ============    ===========       ===========

Net income (loss) per common share:
  Basic:
     Weighted average common shares
       outstanding                           5,186,111           4,624,223        5,329,580         4,204,971
                                           ============         ============     ===========       ===========
     Net income (loss)                       $   (0.41)          $    0.11        $   (0.85)       $     0.28

  Diluted:
     Weighted average common shares
       outstanding                           5,186,111           9,050,030        5,329,580         8,264,691
                                            ============        ============     ===========      ============
     Net income (loss)                      $    (0.41)         $     0.09        $   (0.85)        $    0.25


See notes to condensed consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in Thousands)

                                                               For the Nine Months Ended
                                                               September 30,       September 30,
                                                                   1999               1998
                                                               ---------------     --------------
Cash flows from operating activities:
Net Income (loss)                                                $  (3,399)          $   2,086
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                    4,627               3,397
    Provision for deferred income taxes                                 47                 816
    (Increase) decrease in assets:
        Accounts receivable                                         (6,655)             (3,451)
        Prepaid expenses and other current assets                      366              (1,187)
     Increase (decrease) in liabilities:
        Accounts payable, accrued expenses and other
            current liabilities                                      4,274                (110)
        Other long-term liabilities                                   (134)                (12)
                                                                -------------        --------------
Net cash (used) provided in operating activities                      (874)              1,539
                                                                -------------        --------------

Cash flows from investing activities:
  Purchase of property and equipment                                (1,389)               (684)
  Increase in other assets                                              10                (713)
  Acquisition of businesses                                         (2,094)            (45,167)
                                                                -------------        --------------
Net cash used in investing activities                               (3,473)            (46,564)
                                                                -------------        --------------
Cash flows from financing activities:
  Bank overdraft                                                     1,903                -
  Proceeds from long-term debt                                       4,627              37,198
  Principal payments on long-term debt                              (3,940)             (2,292)
  Payments of deferred financing costs                                 -                   (98)
  Proceeds from issuance of Series A convertible
      preferred stock, net                                             -                 7,500
  Proceeds from issuance of Series C convertible
      preferred stock, net                                           2,485                -
  Proceeds from exercise of employee stock options                     -                    21
  Proceeds from exercise of warrants, net                              -                 3,905
                                                                -------------        --------------
Net cash provided by financing activities                            5,075              46,234
                                                                -------------        --------------

Net increase in cash                                                   728               1,209

Cash - beginning of period                                             933                 116
                                                                -------------        --------------
Cash - end of period                                             $   1,661            $  1,325
                                                                =============        ==============

Supplemental information:
  Interest paid during the period                                $   4,087            $  4,555
                                                                =============        ==============

  Income taxes paid during the period                            $      68            $    -
                                                                =============        ==============
  Preferred stock dividends accrued and unpaid                   $   2,513            $  1,061
                                                                =============        ==============

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999
(Dollars in Thousands, Except Share Data)

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

NOTE B--EARNINGS PER COMMON SHARE

          Earnings per share was computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). Basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares plus the dilutive effects of common shares contingently issuable from options, warrants and convertible securities. Common stock options, warrants and convertible securities are excluded from the computation of net earnings per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share based on the requirements of Statement 128 for the three and nine months ended September 30, 1998. There were no reconciling items for the three and nine months ended September 30, 1999.

                            (Table on following page)

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999
(Dollars in Thousands, Except Share Data)



                                                                         Three months                    Nine Months
                                                                             Ended                           Ended
                                                                         September 30,                   September 30,
                                                                              1998                            1998
                                                                   -------------------            ---------------------
Numerator:
     Net income - numerator for diluted income per share                        $828                           $2,086
     Less dividends on preferred stock                                          (338)                            (912)
                                                                   -------------------            ---------------------
Numerator for basic income per share - income available to
 common stockholders                                                            $490                           $1,174
                                                                   ===================            =====================

Denominator:
     Denominator for basic income per share - weighted average
         shares                                                             4,624,223                        4,204,971
     Effect of dilutive securities - options, warrants, and
         convertible preferred stock                                        4,425,807                        4,059,720
                                                                   -------------------            ---------------------

Denominator for diluted income per share - weighted average shares          9,050,030                        8,264,691
                                                                   ===================            =====================

          Stock options to acquire 463,000 shares of common stock at exercise prices ranging from $12.00 to $18.00 for the three and nine months ended September 30, 1998 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

          Debt convertible into 257,500 shares of common stock at exercise prices ranging from $16.00 to $20.00 for the three and nine months ended September 30, 1998 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

          A total of 47,500 shares of contingently issuable common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 1998 because at that date it was not certain that the conditions would be satisfied.

          Series B convertible preferred stock options to acquire 1,250,000 shares of common stock at an exercise price of $12.00 for the three and nine months ended September 30, 1998 were not included in the computation of diluted earnings per share because the average market price of common stock obtainable upon conversion was less than the exercise price of the options.

          Stock options to purchase 1,187,167 shares of common stock at exercise prices ranging from $3.25 - $18.00 for the three months and nine months ended September 30, 1999 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

          Warrants to purchase 354,500 shares of common stock at exercise prices ranging from $5.80 - $9.00 for the three months and nine months ended September 30, 1999 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

          Debt convertible into 250,500 shares of common stock at exercise prices ranging from $16.00 - $20.00 for the three months and nine months ended September 30, 1999 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999
(Dollars in Thousands, Except Share Data)


          A total of 35,000 shares of contingently issuable common stock were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 1999 as their effect would have been antidilutive.

          Preferred stock convertible into 4,000,000 shares of common stock at conversion prices ranging from $6.00 - $10.00 per share were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 1999 as their effect would have been antidilutive.


NOTE C--RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998 and June 1999, Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 137, "Accounting for Derivative Instruments and hedging Activities - Deferral of Effective Date of FASB Statement No. 133", were issued and are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. These statements establish accounting and reporting standards for derivative instruments and hedging activities.

          The Company anticipates that the adoption of these statements will not have a material effect on the financial position, results of operations or liquidity of the Company.

NOTE D-- BUSINESS COMBINATIONS

          During the nine months ended September 30, 1999, the Company recorded approximately $2,374 related to modifications of the purchase price of various acquisitions, due to working capital adjustments, earnouts, and other settlements as required in the purchase agreements. The modifications were recorded as a net increase to goodwill.

NOTE E-- STOCKHOLDERS' EQUITY

          In connection with earnout agreements entered into as part of the prior year acquisition of Gregory & Gregory Staffing Services, Inc. and Jewelinski Court Reporters, during the nine months ended September 30, 1999 the Company issued 162,500 shares of common stock at an average recorded share price of $4.98. This was recorded as an increase to goodwill and is included in the amount in Note D.

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999
(Dollars in Thousands, Except Share Data)


NOTE F--SUPPLEMENTAL CASH FLOW INFORMATION

          During the nine-month period ended September 30, 1999, the Company issued 50,000 shares of common stock in connection with an acquisition.

          During the nine-month period ended September 30, 1999, the Company issued 162,500 shares of common stock in connection with earnout provisions as required under various purchase agreements.

         Supplemental non-cash investing and financing
            activities for the nine months ended September 30, 1999:
                  Acquisitions:
                     Fair value of assets acquired      $        29
                     Liabilities assumed                $       172
                     Cash paid for acquisitions         $     2,094
                     Stock issued                       $     1,028
                     Notes issued                       $       943

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

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999
(Dollars in Thousands, Except Share Data)

          The geographic reportable segments of the Company's revenues, operating income and identifiable assets are summarized in the following table. The "Other" column includes corporate related items and income and expense not allocated to reportable segments.

                                   Western          Northeast         Southeast
Three months ended                  Region           Region             Region         Other        Consolidated
----------------------------- --------------- ------------------ ----------------- -------------- ------------------

September 30, 1999:
    Revenue                          $10,958           18,208            8,993           --              38,159
    Operating income                   1,720            2,381              331         (3,443)              989
    Identifiable assets               25,025           22,017            9,107        103,356           159,505

September 30, 1998:
    Revenue                           10,053           15,228            6,757           --              32,038
    Operating income                   1,751            2,025              899         (1,563)            3,112
    Identifiable assets               15,501           15,501            5,782        117,480           154,264

----------------------------- --------------- ------------------ ----------------- -------------- ------------------
                                   Western          Northeast         Southeast
Nine months ended                  Region           Region             Region           Other        Consolidated
----------------------------- --------------- ------------------ ----------------- -------------- ------------------

September 30, 1999:
    Revenue                          $33,015           52,957           25,880            --            111,852
    Operating income                   5,951            5,851            2,083         (9,937)            3,948
    Identifiable assets               25,025           22,017            9,107        103,356           159,505

September 30, 1998:
    Revenue                           27,437           35,140           15,958           --              78,535
    Operating income                   4,795            5,892            2,106         (5,343)            7,450
    Identifiable assets               15,501           15,501            5,782        117,480           154,264

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

          REVENUE. Revenues increased by approximately $6,121, or 19.1%, to $38,159 from $32,038 and $33,317, or 42.4% to $111,852 from $78,535 for the three and nine months ended September 30, 1999 and 1998, respectively. These increases are primarily the result of acquisitions completed after January 1, 1998.

          The Company has recognized strong sequential quarterly growth in revenue between the fourth quarter of 1998 and the first quarter of 1999 and even stronger growth between the first and third quarters of 1999. This is due in part to seasonal fluctuations, particularly between fourth quarter, 1998 and first quarter 1999, and management's shift in emphasis from growth through acquisition to internal growth in 1999.

          OPERATING EXPENSES. Operating expenses increased by approximately $4,923, or 26.6%, to $23,398 from $18,475 and $23,085, or 52.2% to $67,325 from
$44,240 for the three and nine months ended September 30, 1999 and 1998 respectively. The significant portions of these increases were consistent with the increases in revenue. Operating expenses as a percentage of revenues increased to 61.3% and 60.2% for the three months and nine months ended September 30, 1999 from 57.7% and 56.3% for the three and nine months ended September 30, 1998. These increases are the result of higher operating expenses, principally salaries, in the staffing businesses acquired during May 1998 as compared to the court reporting business.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $2,982, or 32.6%, to $12,139 from $9,157 and $12,507, or 53.3%, to $35,955 from $23,448 for the three and nine months ended September 30, 1999 and 1998, respectively. General and administrative expenses included approximately $1,160 and $1,826 in costs consisting principally of employee severance costs for the three and nine months ended September 30, 1999, respectively. These expenses were incurred to reduce ongoing operating costs. Excluding these charges, general and administrative expenses, as a percentage of revenue, increased slightly to 28.8% from 28.6% during the three months ended September 30, 1999 and 1998, respectively, and 30.5% from 29.9% during the nine months ended September 30, 1999 and 1998, respectively. The slight increases are the result of management's commitment to controlling costs within the Company's operating units.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $339, or 26.2%, to $1,633 from $1,294 and $1,227, or 36.1%, to
$4,624 from $3,397 for the three and nine months ended September 30, 1999 and 1998, respectively. This increase is primarily due to additional amortization charges arising from the acquisitions completed after January 1, 1998. A significant component of the amortization expense relates to the costs in excess of fair value of net identifiable assets of acquired businesses (goodwill).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

          INCOME FROM OPERATIONS. Income from operations decreased by approximately $2,123, or 68.2% to $989 from $3,112 and $3,502, or 47.0%, to
$3,948 from $7,450 for the three and nine months ended September 30, 1999 and 1998, respectively. Excluding the expenses related principally to severance costs of $1,160 and $1,826 for the three and nine months ended September 30, 1999, operating income decreased by approximately $963, or 30.9% to $2,149 from $3,112 and $1,676, or 22.5% to $5,774 from $7,450 for the three and nine months ended September 30, 1999. As a percentage of revenues, income from operations, before consideration of the expenses related principally to severance costs, decreased to 5.6% and 5.2% for the three and nine months ended September 30, 1999 from 9.7% and 9.5% for the three and nine months ended September 30, 1998.

          The Western Region recognized operating income of $1,720 on revenues of $10,958 for the three months ended September 30, 1999 compared to operating income of $2,406 on revenues of $11,681 for the three months ended June 30, 1999. As a percentage of revenue, operating income decreased to 15.7% in the three months ended September 30, 1999 from 20.6% for the three months ended June 30, 1999 in the Western Region.

          The Northeast Region recognized operating income of $2,381 on revenues of $18,208 for the three months ended September 30, 1999 compared to operating income of $2,509 on revenues of $20,166 for the three months ended June 30, 1999. As a percentage of revenue, operating income increased to 13.1% in the three months ended September 30, 1999 from 12.4% for the three months ended June 30, 1999 in the Northeast Region.

          The Southeast Region recognized operating income of $331 on revenues of $8,993 for the three months ended September 30, 1999 compared to operating income of $457 on revenues of $7,029 for the three months ended June 30, 1999. As a percentage of revenue, operating income decreased to 3.7% in the three months ended September 30, 1999 from 6.5% for the three months ended June 30, 1999 in the Southeast Region.

          For the Company's court reporting services, earnings before interest, taxes, depreciation and amortization (EBITDA) showed a decrease of $1,064, or 19.5%, to $4,382 for the three months ended September 30, 1999 compared to $5,445 for the three months ended June 30, 1999. EBITDA increased an additional $1,084, or 24.9% to $5,445 for the three months ended June 30, 1999 compared to the three months ended March 31, 1999. As a percentage of court reporting revenue, court reporting EBITDA decreased to 14.2% for the three months ended September 30, 1999 from 17.0% for the three months ended June 30, 1999 which also showed an increase from 13.9% for the three months ended March, 31, 1999. Average EBITDA for the nine months ended September 30, 1999 was 15.2% for court reporting services.

          Permanent staffing continued its strong performance. EBITDA for the three months ended September 30, 1999 showed an increase of $11 to $168 or 8.7% of sales as compared to the three months ended September 30, 1998 of $157 or 6.9% of sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

          OTHER EXPENSE, NET. Other expense, net, consisting primarily of interest expense, increased by approximately $927, or 52.1%, to $2,708 from $1,781 and $3,078, or 61.7%, to $7,282 from $4,504 for the three and nine months ended September 30, 1999 and 1998, respectively. These increases are due to the incurrence of additional debt to finance acquisitions and to fund working capital.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's liquidity and capital resources have been significantly affected by acquisitions and, given the Company's acquisition strategy, may be significantly affected for the foreseeable future. The Company's primary source of cash during the six months ended June 30, 1999 was from bank borrowings and equity investments by preferred shareholders which were used primarily for repayment of debt, capital expenditures and working capital. Subsequent to June 30, 1999, the Company has met all of its financial obligations out of current operating cash flow.

OPERATING ACTIVITIES

          Net cash used in operating activities totaled $874 for the nine months ended September 30, 1999 compared to $1,539 provided by operating activities for the nine months ended September 30, 1998 representing a decrease of $2,413. Increased usage in the nine months ended September 30, 1999 compared to the same period in 1998 was primarily due to increases in accounts receivable.

INVESTING ACTIVITIES

          Net cash used in investing activities totaled $3,473 and $46,564 for the nine months ended September 30, 1999 and 1998, respectively. The decrease is due in large part to significant reduction in acquisition activities. The Company continues to invest in capital equipment, principally to upgrade facilities, computer systems and photocopy equipment. The Company had no commitments for significant capital expenditures at September 30, 1999, however the Company expects to make additional capital expenditures of between $200 and $300 in the last quarter of 1999, none of which is pursuant to a firm commitment.

FINANCING ACTIVITIES

          Net cash provided by financing activities for the nine months ended September 30, 1999 was $5,075 and consisted primarily of proceeds from Credit Agreement borrowings and the issuance of Series C convertible preferred stock which were used to fund payments for capital expenditures, loan repayments and for working capital. For the nine months ended September 30, 1998, net cash provided by financing activities was $46,234, also provided by proceeds from the Credit Agreement and issuance of Series A convertible preferred stock which were used primarily for acquisitions.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Share Data)


          The Credit Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial covenants. At September 30, 1999, the effective interest rate was 10.9% and aggregate borrowings under the Credit Agreement were $82,842.

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

          At September 30, 1999 the Company had approximately $12,232 of indebtedness payable to sellers of various acquired businesses.

          In February 1999, a preferred stockholder guaranteed $1,500 of an over-advance made to the Company under the Credit Agreement and is entitled to receive a fee of $75. In April 1999, $1,500 was paid pursuant to this guaranty. The funds are evidenced by a subordinated promissory note with interest at the rate of 18% per annum. The payment date for principal and interest is January 6, 2000.

FUTURE CAPITAL NEEDS

          Because of additional emphasis on operating activities, cash management and accounts receivable collection efforts, the Company believes that cash from operations, augmented by available borrowings under its Credit Agreement as amended, will be sufficient to fund its operations, planned capital expenditures, payment of certain cash earn-outs and repayment of indebtedness to certain former owners of acquired businesses through 1999. The payment of cash earnouts and repayment of indebtedness is subject to approval by the Company's lenders under the Credit Agreement and to the satisfaction of conditions contained in the Credit Agreement. The Credit Agreement, as amended, expires on January 3, 2000 and the Company is currently in the process of renegotiating its Credit Agreement. However, there can be no assurance that the Company will be able to generate sufficient cash flows from operations or that the terms available for any future debt financing would be acceptable to the Company.

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

          The Company has completed its identification of IT systems that are not year 2000 compliant and is in the process of making appropriate responses to address certain identified problem areas. The Company has elected to modify its current management information system for scheduling, billing and paying independent contractors to become year 2000 compliant. Initial testing and analysis of the modifying patch has been completed, and has been installed in all of the Company's reporting offices. The patch continues to undergo continued detail testing, and final testing and implementation is scheduled to be completed by December 15, 1999.

          The Company has hired an outside firm to assist in developing a new management information system for scheduling, billing and paying independent contractors that is designed to be year 2000 compliant and it intends to implement the system during 2000. The Company planned to replace its existing information system and did not accelerate the replacement due to year 2000 issues. The Company is also currently in the process of assessing its non-IT systems for year 2000 compliance.

          The ability of third parties with which the Company transacts business to adequately address their year 2000 compliance is beyond the Company's control. The Company has begun to make inquiries of its major third party vendors to determine their ability to be year 2000 compliant. At this time, the Company is unable to determine the extent to which it will be dependent on third parties to identify or address year 2000 issues or the impact of any year 2000 problems of such third parties on the Company's business, financial condition or results of operations.

          In the event of a delay in the implementation of the conversion patch and the associated year 2000 compliance plan, the Company's contingency plan includes some non-computerized backup systems, including manual scheduling and issuance of invoices.

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

          Based on the indebtedness outstanding under the Company's Credit Agreement at September 30, 1999, a sensitivity analysis was performed using a hypothetical 10% increase in interest rates. The analysis indicated that the Company's interest expense and net loss for the three and nine months ended September 30, 1999 would have increased by approximately $225 and $675 respectively. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or actions management could take to lessen the risk. This also does not take into account any changes in the Company's financial structure that may result from higher interest rates.

                                    PART II.
                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

                (a) Exhibits-- None

                (b) Reports on Form 8-K --

                    On September 22, 1999, the Company filed a report on Form 8-K reporting under Items 4 and 7 a change effective September 16, 1999 in its independent accountants.

                                   SIGNATURES


          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 15, 1999

                                         By: /s/ Steven N. Welch
                                             -------------------------
                                             Steven N. Welch
                                             Chief Executive Officer
                                             Chief Financial Officer