Form 10-K
period 1999-12-31
ESQUIRE COMMUNICATIONS LTD
filed 2000-04-14
CIK 898015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended DECEMBER 31, 1999
                                   -----------------
                                            or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________________
                        Commission file number: 1-11782

                           ESQUIRE COMMUNICATIONS LTD.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                    13-3703760
--------------------------------                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

750 B STREET, SAN DIEGO, CALIFORNIA                  92101
-----------------------------------------            -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (619) 515-0811
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                  ON WHICH REGISTERED
---------------------------------------              -------------------------
Common Stock, $.02 par value                         Boston Stock Exchange

Securities registered pursuant to Section 12(g) of
 the Act:                                           Common Stock, par value $.02

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.    Yes X  No __

As of March 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $2,607,000.

As of March 1, 2000, the registrant had 5,334,479 shares of Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    BUSINESS

GENERAL

          Esquire Communications Ltd. (the "Company") is the nation's leading provider of court reporting services to law firms, insurance companies and corporations through Company-owned offices located in 24 markets in 11 states and the District of Columbia. In certain markets, the Company also provides permanent and temporary staffing of legal and financial professionals, legal video services, records retrieval, process service and document depository services. The Company also has contractual relationships with approximately 400 independent court reporting, legal video and process service firms through its DepoNet(R) marketing network, which together with Company-owned offices enables the Company to deliver these services to its clients in every market within the United States.

          The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses. The Company is unable to repay principal, in the amount of $82.8 million due January 3, 2000 under its Revolving Loan Agreement (the "Loan Agreement") and suspended interest payments due thereunder effective November 1999. The lenders to the Loan Agreement have agreed to both forebear receiving the payment of interest for the period November 1999 to April 14, 2000 in the amount of approximately $3.3 million and extend the maturity date of the Loan Agreement to April 14, 2000. The loan is presently due and payable.

          The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Loan Agreement and is currently negotiating with the lenders thereunder to continue to forebear receiving principal and interest or otherwise restructure the terms thereof. In the event the Company is unable to successfully renegotiate an appropriate period of continued forebearance or other satisfactory restructuring of the Loan Agreement, the lenders thereunder have the right to accelerate the loan and exercise their remedies under the loan documents, including the foreclosure of their security interest in the Company's assets.

          Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is highly uncertain and cannot be assured.

          One of the potential outcomes of the events described above could result in the ultimate liquidation of the Company. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

          Between 1993 and 1998, the Company pursued a strategy of consolidating the highly fragmented court reporting industry. In pursuit of this strategy, since 1997 the Company acquired 42 court reporting companies and 3 providers of permanent and temporary legal and financial professionals. Certain of those acquisitions have performed significantly below expectations, such that the associated "excess of purchase price over assets acquired" (goodwill), in the amount of $25.7 million, has been deemed to be permanently impaired as of December 31, 1999. Goodwill associated with acquisitions with remote potential to achieve profitability in the foreseeable future has been written off. Goodwill associated with under-performing acquisitions has been written down to estimated recovery value. The Company continuously evaluates recoverability of goodwill and may be required to take future impairment charges.

INDUSTRY

          The legal support services industry is comprised of a broad range of services that assist legal professionals in all aspects of their practice. The Company provides services primarily in two components within the legal support services industry: court reporting and temporary and permanent legal staffing, and to a lesser extent process services, document depository and records retrieval within the legal support services industry.

          Based on available industry data, the Company believes that the market for court reporting and temporary and permanent legal staffing services exceeds $5 billion and is highly fragmented with more than 1,000 independent court reporting and over 400 legal staffing firms. The Company believes that growth in the legal support services market is characterized by several trends, including an increase in: (i) efforts by law firms and corporations, especially insurance companies, to reduce legal expenses; (ii) the outsourcing of legal support services to companies that specialize in providing such services; (iii) the use of lawyers on a temporary basis by law firms and corporations; (iv) the volume and complexity of litigation; and (v) the national scope of litigation, particularly in class action and product liability lawsuits.

          Legal support services, such as court reporting, records retrieval and temporary and permanent legal staffing, traditionally have been, and continue to be, marketed to law firms. Increasingly, insurance companies and corporations, who ultimately pay the cost of legal support services used by their counsel, are seeking to control and reduce the costs associated with lawsuits, centralize their purchasing decisions and ensure consistent service quality. As a result, these companies are more frequently selecting the providers of legal support services themselves, rather than delegating that decision to the law firms engaged to represent them.

          The highly fragmented legal support services industry consists primarily of local and regional firms that typically provide a single or limited number of services. Legal support businesses often lack a broad range of services, regional or national coverage or effective marketing programs and, therefore, are unable to meet the needs of large, geographically dispersed clients.

LEGAL SUPPORT SERVICES OFFERED BY THE COMPANY

          The Company provides court reporting and permanent and temporary placement of legal and financial personnel and to a significantly lesser extent, records retrieval, process services and document depository services as described below.

          Technology is, and continues to, rapidly transform both the delivery of and the legal support services and products offered by the Company. The Company anticipates the need to allocate significant resources to evolving technologies, including electronic delivery capabilities, necessary to remain competitive and ensure a pipeline of differentiating legal support products and services, as well as to recruiting and training highly qualified technology differentiated court reporters and staff.

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

          Technology has, and is expected to continue to, transform the products and services offered by court reporting companies. Commonly available "value-added" services include:

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

     o REALTIME TRANSCRIPTION. The Company's court reporters provide instant transcripts of testimony on laptop computer monitors, which may be located where the testimony is taking place, as well as simultaneously at remote locations. This system also allows attorneys to receive a transcript of the testimony on diskette at the conclusion of the proceeding.

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

          PERMANENT AND TEMPORARY PLACEMENT OF LEGAL AND FINANCIAL PROFESSIONALS. The Company provides permanent and temporary staffing of legal and financial professionals as a result of the Company's 1998 acquisitions of three New York-based executive search firms. The Company is engaged and paid by the hiring firm or corporation on either an exclusive or non-exclusive basis pursuant to arrangements that may include a non-refundable retainer paid to the Company or that entitle the Company to a fee contingent upon the successful placement of a candidate with the client. Temporary attorney or paralegal assignments may range from one day to more than a year and may involve one professional or a team of professionals.

          RECORDS RETRIEVAL. Records retrieval services are labor-intensive and involve the preparation, handling, tracking and delivery of large numbers of written documents from public or private sources, a significant portion of which involves records acquired on behalf of insurance companies and their counsel, for litigation or other legal proceedings.

          PROCESS SERVICE. Process service includes the preparation and delivery of written notices and subpoenas and the monitoring of the recipient's response.

          DOCUMENT DEPOSITORY SERVICES. The Company offers document depository services, which include document storage, archiving, indexing and retrieval of documents in a hardcopy or digital format. The Company is able to quickly retrieve specific documents on demand for use by its clients in various legal proceedings.

ACQUISITION STRATEGY

          Founded in 1988, the Company's predecessor was created to consolidate the highly fragmented court reporting industry.

          Since 1997, the Company has acquired 42 court reporting companies and 3 providers of permanent and temporary staffing of legal and financial professionals. The Company has ceased its acquisition strategy and over the near term intends to focus on building the infrastructure and operating platforms necessary to integrate the existing acquired businesses. The Company does not contemplate making any acquisitions in the foreseeable future.

          The following table summarizes the Company's acquisition activity since 1997. All acquisitions were of court reporting firms, except as otherwise indicated.


                                   DATE OF
ACQUIRED COMPANY                   ACQUISITION       MARKETS SERVED
-------------------------------    -------------     ---------------------

Nevill & Swinehart..............   January 1997      Southern California
Pelletier & Jones...............   January 1997      Southern California
Wolfe, Rosenberg & Associates...   May 1997          Chicago
Krauss, Katz & Ackerman.........   June 1997         Philadelphia
American Network Services
  (DepoNet).....................   June 1997         Nationwide Referral Network
Hyatt Court Reporting...........   August 1997       Denver
Kim Tindall & Associates........   October 1997      San Antonio
Associates/Certified Reporting..   October 1997      Fort Lauderdale
County Reporting................   October 1997      Fort Lauderdale
Justice Reporting...............   October 1997      Fort Lauderdale
Lauderdale Reporting............   October 1997      Fort Lauderdale
Merit Reporting.................   October 1997      Fort Lauderdale
Haynes & Harpster Court
  Reporters.....................   October 1997      Southern California
Cynthia Varelli.................   October 1997      Chicago
Jurist-Begley Reporting Services   November 1997     Philadelphia
Henry Jacobs & Associates.......   December 1997     New York City
Certified Reporting Company.....   December 1997     New York City
A&A Court Reporters.............   January 1998      Houston
Brody & Geiser..................   January 1998      Northern New Jersey
Kerns & Gradillas...............   January 1998      Southern California
Jewelinski Court Reporters......   February 1998     Southern California
Friedli, Wolff & Pastore........   February 1998     District of Columbia
VerbaVolant.....................   March 1998        New York City
McGuire's Reporting Service.....   March 1998        Chicago
Morrissy & Others...............   March 1998        Chicago
Pollock & Upshaw................   April 1998        San Antonio
Atlantic Court Reporting........   April 1998        Fort Lauderdale
Bright & Associates.............   May 1998          Austin
Riggleman, Turk & Nelson........   May 1998          Baltimore
A-L Associates(1)/A-L
  Attorneys on Assignment(2)....   May 1998          New York City
Rubin Reporting.................   May 1998          Chicago
Summit Reporting(3).............   June 1998         Houston
Hamilton-Legato Deposition
  Centers.......................   June 1998         Michigan
Cooksey-Regal Deposition
  Reporters.....................   July 1998         Sacramento
Messenger and Associates........   July 1998         Dallas
Mudrick Witt Professional
  Reporting.....................   July 1998         South Florida
Sandra S. Phillips and
  Associates....................   August 1998       Sacramento
Gregory & Gregory Associates(4)/
  Gregory & Gregory Staffing(2).   August 1998       New York City
Lieberman & Chaim...............   October 1998      Philadelphia
Precise/Verbatim Reporting......   November 1998     Ft. Lauderdale
Mannion Reporting...............   November 1998     Southwest New Jersey
The Granite Group(2)............   December 1998     New York City
CAT-LINKS Incorporated(5).......   January 1999      Southern California
LawTek, Inc.....................   January 1999      Fort Lauderdale
Mudrick-Witt Legal Video
  Services, Inc.................   June 1999         South Florida

----------

(1)  Retained Executive Search.

(2)  Temporary legal staffing services.

(3)  Includes document retrieval business.

(4)  Permanent staffing services.

(5)  Computer software development.

CLIENT RELATIONSHIPS, NATIONAL BRAND LEVERAGE, SALES AND MARKETING

          The Company believes that its clients purchase services based on a variety of factors, the most important of which are the quality of the local service provided, the strength of their relationship with the Company and price. The Company's client base is comprised of more than 1,000 law firms, insurance companies and corporations. The Company has a broad client base, and no single client accounted for more than 2% of the Company's revenue for 1999. Clients typically engage the Company for a single job, an entire litigation matter or pursuant to a contractual relationship to provide ongoing legal support services on a regional or nationwide basis.

          The Company's strategy to immediately transition the local and regional companies it has acquired to the Esquire brand name has had mixed results. Post acquisition success, including transition to a national brand, is highly dependent on the motivation and participation of former owners, court reporters, and employees of acquired companies. A number of acquisitions have suffered significant local client erosion subsequent to acquisition, however, the Company believes that it does enjoy significant brand equity and leverage through its industry leadership position and ability to deliver nationwide court reporting services. The Company's national accounts program seeks to leverage the national brand, targeting establishing relationships with those large national law firms, insurance providers, and corporations who value and are seeking to centralize their purchasing decisions to control litigation costs and ensure quality.

          In addition to the Esquire proprietary court reporting network, the Company provides referrals for court reporting, process services, and legal and video services through its DepoNet(R) brand. DepoNet(R) is a referral network with contractual relationships with approximately 400 independent court reporting, legal videography, and process service firms. DepoNet(R) targets legal professionals who require services outside of their normal work locations but do not have the direct ability to easily identify quality of out-of-town providers. The Company leverages the DepoNet(R) system to service requests through company-owned operations where available. Significant financial, infrastructure, and management resources are necessary to revitalize and leverage the DepoNet(R) brand and market position.

          The Company's general managers and local sales staff target regional and local accounts, permitting the Company to capitalize on the local expertise and client relationships of its branch office employees. The Company views its network of independent court reporters as a potential source of new business referrals and is evaluating programs designed to motivate court reporters to generate additional new and repeat business. The Company solicits new business through professional sales presentations, telemarketing, direct mail, referrals from existing clients and advertising in a variety of local and national legal trade publications and journals. The Company also participates in a number of legal trade shows.

COMPETITION

          The market for legal support services is highly competitive.

          The Company competes primarily on the basis of quality, personal relationships with clients, reputation, breadth and timeliness of service, geographic coverage and price.

          The Company competes with numerous local and regional court reporting and records retrieval companies, and also competes with permanent and temporary legal staffing companies, including national temporary staffing firms. Certain of the Company's competitors in legal staffing have substantially greater resources and operate in broader geographic areas than the Company.

          Many larger clients retain multiple legal support and placement and staffing service providers, which exposes the Company to continuous competition. Furthermore, there can be no assurance that clients will continue to increase their outsourcing of legal support and staffing services needs or that such businesses will not bring in-house services that they currently outsource.

INDEPENDENT CONTRACTORS

          The Company provides court reporting services through the use of independent contractors who are not employees of the Company, but are essential to the success of the Company. Typically court reporters are contracted on a job-by-job basis and are free to move between court reporting companies. The use of independent contractors as court reporters is a widespread practice in the court reporting industry. The Company has active relationships with in excess of 1,000 independent contractors.

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

EMPLOYEES

          As of March 1, 2000, the Company had approximately 580 full-time employees. The Company's employees are not represented by a collective bargaining agreement. Hourly wages for the Company's temporary employees are determined based on local market conditions. The Company pays mandated costs of employment, including the employer's share of social security taxes, federal and state unemployment taxes, unemployment compensation insurance, general payroll expenses and workers' compensation insurance. The Company offers access to various insurance programs and benefits to its temporary employees. The Company believes its employee relations are good.

REGULATION

          Court reporters in many states and attorneys in every state are subject to licensure requirements and to the continuing oversight by their respective regulatory bodies, many of whom have broad discretion in interpreting and enforcing applicable laws and regulations. The conduct of court reporters is also subject to ethical and other restrictions imposed by state laws and regulations. While these regulations are not directly applicable to the Company, they affect the Company's court reporting business. Legislation has been adopted by several states, where the Company does not currently have Company-owned operations, and in Georgia, where the Company does have a Company-owned operation, that prohibit the provision of services by a court reporter under any agreement other than on a case-by-case basis. Legislation has also been enacted or proposed in certain other states that prohibit a court reporter from being employed by, or serving as an independent contractor for, a court reporting firm unless a majority of the firm is owned by certified shorthand reporters. Any such laws effectively prohibit the Company from providing court reporting services in such states. The Company expects that there will continue to be efforts to sponsor the adoption of similar prohibitions by legislative or regulatory action or through the ethics codes governing the conduct of court reporters. In addition, federal and state legislative proposals have included limitations on the number and length of depositions or have proposed the substitution of video tape recording for stenographic transcription of certain legal proceedings.

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

ITEM 2.   PROPERTIES

          The Company leases office space in all the locations where the Company operates. The Company leases a total of 52 offices, ranging from 800 square feet deposition-only suites to 21,780 square feet, full-service local and regional offices. The leases generally run for a term of five years and expire at various dates ranging from February 28, 2000 through June 30, 2009, with annual rents ranging from $21,900 to $430,200. The leases provide, among other things, that the Company is responsible for its share of increases in certain utilities, maintenance and property taxes over a base amount. The Company believes its facilities are generally adequate for its needs and does not anticipate difficulty replacing such facilities or locating additional facilities if needed in the future.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is a party to various claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

          All share and per share information set forth herein has been adjusted to reflect the Company's one-for-two reverse stock split of its Common Stock which occurred in November 1998. Effective May 18, 1993, the Common Stock of the Company was listed on the Boston Stock Exchange and Nasdaq Stock Market under the symbol "ESQS." Effective the close of business on July 27, 1999, the Company's stock was delisted from the Nasdaq Stock Market for failure to meet continued listing requirements. The following table sets forth for the calendar periods indicated the high and low bid prices on the Nasdaq Stock Market for the Common Stock for the period commencing January 1, 1998 through July 27, 1999 and prices in the over-the-counter market thereafter. The prices set forth below do not include retail mark-ups, mark-downs or commissions and represent prices between dealers and are not necessarily actual transactions.

                                              HIGH               LOW
             1999

             First Quarter                     $6.75             $2.00
             Second Quarter                     6.13              1.66
             Third Quarter                      2.16               .69
             Fourth Quarter                     1.19               .41

             1998

             First Quarter                    $14.75             $9.50
             Second Quarter                    13.75             10.50
             Third Quarter                     14.50              6.50
             Fourth Quarter                     7.125             4.00


          There were approximately 110 stockholders of record of Common Stock as of March 1, 2000. This number does not include beneficial owners holding shares through nominee or "street" names. The Company believes that it has more than 2,000 beneficial holders of Common Stock.

DIVIDEND POLICY

          The Company has never declared or paid cash or other dividends on its Common Stock. The declaration or payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition, and other relevant factors.

          Pursuant to the terms of the Company's Series A and Series C Preferred Stock and Loan Agreement with its lenders, the Company is prohibited from paying cash dividends on its Common Stock. Series A and C Preferred Stock dividends accrue at 6% and have certain liquidation priorities. The Company paid cash dividends on its Series A Preferred Stock through October 1997. Subsequent to October 1997, financial constraints have precluded payment of cash dividends, which have been accrued in the amount of $2.9 million through December 31, 1999, on either the Series A or C Preferred Stock.

          The Company presently intends to retain any earnings for use in its business and does not anticipate declaring or paying cash dividends on its Common Stock or Preferred Stock, which accrue at $1.5 million annually, in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA (000'S EXCEPT PER SHARE INFORMATION)


                            1999        1998         1997       1996       1995

Net Sales                 $144,264    $110,586     $ 53,178   $29,501   $26,781
Net Income (Loss)         $(41,380)   $ (2,093)    $ (3,157)  $  (608)  $   321
Earnings (Loss) Per Share $  (7.76)   $   (.48)    $  (1.12)  $  (.25)  $   .06
Total Assets              $123,143    $151,256     $ 82,851   $31,834   $20,573
Long Term Obligations:

 Long Term Debt (including
   current portion)        $95,060    $ 94,108     $ 49,803   $15,139   $10,239


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          Revenues from court reporting services are primarily derived from services provided for recording sworn testimony at depositions and typically are based on the number of pages transcribed, with a significant portion of revenues being derived from the production of additional certified copies. Substantially all of the Company's court reporting services are performed by independent contractors. Under arrangements with independent court reporters, the Company retains a portion of the total court reporting fee and the independent court reporter receives the balance. The different types of court reporting services provided by the Company yield varying profit margins, with accelerated delivery transcripts, transcript copies and compressed transcripts providing higher margins. In addition, profit margins vary among the different geographic markets in which the Company operates. The Company also derives revenues from its DepoNet(R) network, which consists, in part, of approximately 400 affiliated firms in locations not directly served by the Company. Under contractual arrangements with DepoNet(R) members, the Company refers court reporting and certain other assignments to network participants for which it receives an annual fee.

          The Company recruits and places legal professionals on a temporary or contract basis. The Company charges its clients an hourly fee for the number of hours worked by attorneys and paralegals placed with clients on a temporary or contract basis. Recruiters are paid commissions based upon revenues from hourly fee income less the direct cost of the attorneys or paralegals placed. The Company's permanent placement recruiters are compensated on a commission basis. Fees for successful placement of professionals typically are based upon a percentage, approximately 25% to 30% of such professional's total compensation earned during the year following the placement, of which 40% to 60% is customarily paid to the individual permanent placement recruiter. This fee is subject to a partial refund if the new employment arrangement is terminated prior to the expiration of a negotiated period, usually three months.

SIGNIFICANT ADVERSE OPERATING AND FINANCIAL DEVELOPMENTS


          The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses. The Company is unable to repay principal, in the amount of $82.8 million due January 3, 2000 under its Loan Agreement and suspended interest payments due thereunder effective November 1999. The lenders to the Loan Agreement have agreed to both forebear receiving the payment of interest for the period November 1999 to April 14, 2000 in the amount of approximately $3.3 million and extend the maturity date of the Loan Agreement to April 14, 2000. The loan is presently due and payable.

          The Company presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Loan Agreement and is currently negotiating with the lenders thereunder to continue to forebear receiving principal and interest or otherwise restructure the terms thereof. In the event the Company is unable to successfully renegotiate an appropriate period of continued forebearance or other satisfactory restructuring of the Loan Agreement, the lenders thereunder have the right to accelerate the loan and exercise their remedies under the loan documents, including the foreclosure of their security interests in the Company's assets.

          Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is highly uncertain and can not be assured.

          One of the potential outcomes of the events described above could result in the ultimate liquidation of the Company. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

          Between 1993 and 1999, the Company pursued an aggressive acquisition strategy, having acquired 48 court reporting companies and three permanent and temporary staffing companies. Of these acquisitions, three were acquired in 1996, 17 were acquired in 1997, 25 were acquired in 1998 and 3 were acquired in 1999. All but one of these acquisitions have been accounted for using the purchase method, and a substantial portion of each acquisition's purchase price is represented by goodwill in the amount of $121.3 million before subsequent amortization.

          Certain of those acquisitions have performed significantly below expectations, such that the associated "excess of purchase price over assets acquired" (goodwill) has been deemed to be permanently impaired. Accordingly, goodwill was written down and an associated charge recorded in the amount of $25.7 million, as of December 31, 1999. Goodwill associated with acquisitions with remote potential to achieve profitability in the foreseeable future has been written off. Goodwill associated with under-performing acquisitions has been written down to estimated recovery value. The Company continuously evaluates recoverability of goodwill and may be required to take future impairment charges.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

          REVENUE. Revenue increased by approximately $33.7 million, or 30.5%, to $144.3 million in 1999 from $110.6 million in 1998. Substantially all of the increase was due to 1999 having a full year of revenue for all of the acquisitions completed during 1998.

          OPERATING EXPENSES. Operating expenses increased by approximately $23.1 million, or 36.3%, to $86.5 million in 1999 from $63.5 million in 1998. This increase is the result of a full year of operating expenses relating to the acquisitions completed during 1998 as well as an increase in salaries relating to the temporary staffing business acquired in August of 1998 which has a smaller gross profit margin than the court reporting business.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $16.1 million, or 43.3%, to $53.3 million in 1999 from $37.2 in 1998.

          General and administrative expenses in 1999 included charges of approximately $7.2 million which included approximately $2.8 million reserve for increased doubtful accounts and approximately $1.5 million of severance costs associated with certain terminated executive management and other personnel. The remaining increase was largely due to expenses related to acquisitions completed during 1998, consisting of payroll and occupancy expenses, as well as increased sales compensation and administrative support expenses due to increased revenue levels. General and administrative expenses in 1998 included approximately $0.8 million relating to the write-off of costs associated with its abandoned secondary offering.

          Excluding the foregoing items, general and administrative expenses increased by approximately $9.7 million, or 26.6%, to $46.1 million in 1999 from $36.4 million in 1998. The increase was largely due to expenses related to the acquisitions completed during 1998, consisting of payroll and occupancy expenses, as well as significantly increased overheads, including sales compensation and administrative support expenses to manage and operate the increased acquisitions and associated increased revenue levels.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by approximately $2.0 million, or 41.4%, to $6.7 million in 1999 from $4.8 million in 1998. This increase was due primarily to additional amortization expense resulting from the acquisitions completed in 1998 and the change in amortization life for goodwill to 25 years effective October 1, 1999. A significant component of the amortization expense relates to goodwill, which is the cost in excess of fair market value of net tangible assets of acquired businesses.

          ASSET WRITEDOWN AND OTHER CHARGES. During 1999, the Company recognized asset write down and other charges of $27.0 million, including $25.7 million due to the impairment of goodwill. Goodwill associated with acquisitions with remote potential to achieve profitability in the foreseeable future has been written off. Goodwill associated with underperforming acquisitions has been written down to estimated recovery value. The remaining $1.3 million charge related to the write-off of $1.0 million associated with discontinued capitalized information system development and $0.3 million due to the write-off of fixed assets.

          INCOME FROM OPERATIONS. Income from operations decreased by approximately $34.5 million, or 670.0%, to a loss of $29.3 million in 1999 from income of $5.1 million in 1998. Excluding the $27.0 million charge relating to goodwill impairment and other asset write-offs taken in 1999 and the $0.8 abandoned secondary offering charge in 1998 discussed above, income from operations decreased by $8.2 million to a loss of $2.3 million, or 139.0%, in 1999 from income of $5.9 million, or 5.3%, in 1998. The $7.2 million of charges recognized in 1999 and discussed above under General and Administrative expenses, accounted for 20.9% of the change in income from operations from 1998 to 1999.

          OTHER EXPENSE, NET. Other expense, net, consisting primarily of interest expense, increased by approximately $4.0 million to $10.6 million in 1998 from $6.6 million in 1998 due to the full year impact of the debt incurred to purchase the 1998 Acquisitions and additional interest required under the Company's Loan Agreement.

          PROVISION FOR INCOME TAXES (BENEFIT). The Company recorded a tax benefit of approximately $78,000 in 1999 and $589,000 in 1998 as a result of tax refunds generated by the carryback of its tax loss generated in 1998 and 1997.

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

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $2.2 million, or 88.5%, to $4.7 million in 1998 from $2.5 million in 1997. This increase was due primarily to additional amortization resulting from the acquisitions completed in 1997 and 1998. A significant component of the amortization expense relates to goodwill, which is the cost in excess of fair market value of net tangible assets of acquired businesses.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses which have largely been funded through term debt financing. The Company is unable to repay principal, in the amount of $82.8 million, due January 3, 2000 under its Loan Agreement and suspended interest payments due thereunder effective November 1999. The lenders to the Loan Agreement have agreed to both forebear receiving the payment of interest for the period November 1999 to April 14, 2000 in the amount of approximately $3.3 million and extend the maturity date of the Loan Agreement to April 14, 2000. The loan is presently due and payable.

          The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Loan Agreement and is currently negotiating with the lenders thereunder to continue to forebear receiving principal and interest or otherwise restructure the terms thereof. In the event the Company is unable to successfully renegotiate an appropriate period of continued forebearance or other satisfactory restructuring of the Loan Agreement, the lenders thereunder have the right to accelerate the loan and exercise their remedies under the loan documents, including the foreclosure of their security interests in the Company's assets.

          Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilites and/or reschedule payment terms is highly uncertain and cannot be assured.

          One of the potential outcomes of the events described above could result in the ultimate liquidation of the Company.

OPERATING ACTIVITIES

          Net cash used in operating activities totaled $21,000 for the year ended December 31, 1999 compared to $0.5 million in 1998. The decrease in cash used in operating activities 1999 was due primarily to an increase in accounts payable and accrued expenses, offset by an increase in net operating loss.

INVESTING ACTIVITIES

          Net cash used in investing activities totaled $3.9 million and $47.0 million for the years ended December 31, 1999 and 1998, respectively, and primarily has been used to fund payments for the net assets of acquired businesses and investments in capital equipment. Net cash used to acquire businesses was $1.5 million and $43.7 million for the years ended December 31, 1999 and 1998, respectively. Cash used to invest in capital equipment totaled $5.1 million and $3.3 million in 1999 and 1998, respectively. The Company continues to invest in capital equipment, principally to upgrade facilities, computer systems and photocopy equipment. At December 31, 1999, the Company had no commitments to purchase equipment; however, the Company expects to make additional capital expenditures in excess of $2.0 million in 2000, none of which is pursuant to a firm commitment.

FINANCING ACTIVITIES

          Net cash provided by financing activities for 1999 and 1998 was $4.6 million and $48.3 million, respectively, and consisted primarily of proceeds from Loan Agreement borrowings and the issuance of Series A and Series C Convertible Preferred Stock used to fund payments for acquired businesses and for working capital. In addition, the Company from time to time issues promissory notes in connection with acquisitions.

          The Company currently has a Loan Agreement with financial institutions which, as amended, provides for borrowings up to $83.5 million based on operating cash flow as defined therein. Borrowings under the Loan Agreement bear interest at the prime rate, plus specified margins. The payment of certain of the margins is deferred until the maturity of the Loan Agreement. The Loan Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also requires maintenance of certain financial covenants. At December 31, 1999, the effective interest rate was 11.2% and aggregate borrowings under the Loan Agreement were $82.8 million.

          In connection with the Company's acquisition of Gregory & Gregory Associates and Gregory & Gregory Staffing in August 1998, a preferred stockholder guaranteed the repayment of a $2.5 million overadvance made to the Company under the Loan Agreement and received a fee of $125,000 in consideration of such guarantee. In January 1999, preferred stockholders paid $2,437,500 pursuant to its guaranty and received 2,437.5 shares of Series C Preferred Stock. Additionally, in February 1999, the preferred stockholders guaranteed $1.5 million of an overadvance made to the Company under the Loan Agreement and is entitled to receive a fee of $75,000. Preferred stockholders paid $1.5 million pursuant to its guaranty in April 1999. The funds paid by preferred stockholders on the guaranty are evidenced by a subordinated promissory note with interest at the rate of 18% per annum, principal and interest to be due and payable, as extended, October 16, 2000.

          At December 31, 1999, the Company had approximately $9.4 million of indebtedness payable to sellers of various acquired businesses.

          The Company is unable to repay the principal and interest due on both the Loan Agreement and the note due the preferred stockholders. The lenders under both the Loan Agreement and the note have agreed to waive the payment of current interest and have agreed to extend the maturity date of the Loan Agreement to April 14, 2000. The Company presently is unable to repay amounts outstanding under either the Loan Agreement or the note and may not be able to renegotiate or enter into a replacement facility. Additionally, the Company may not be able to continue to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments, which cannot be assured.

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

YEAR 2000 COMPLIANCE

          The Company did not experience any material difficulties with respect to year 2000 compliance. The costs incurred by the Company to address year 2000 compliance did not have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to changes in interest rates as a result of its Loan Agreement which is based on the Prime Rate.

          Based on the indebtedness outstanding under the Company's Loan Agreement at December 31, 1999, a sensitivity analysis was performed using a hypothetical 10% increase in interest rates. The analysis indicated that the Company's interest expense and net loss for the twelve months ended December 31, 1999 would have increased by approximately $704,000. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or actions management could take to lessen the risk. This also does not take into account any changes in the Company's financial structure that may result from higher interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Financial Statements, the reports thereon and notes thereto, commencing on page F-1 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 16, 1999, the Company engaged Deloitte & Touche LLP as its independent accountants to audit its financial statements in place of KPMG LLP (the "Former Accountants").

     The decision to change accountants was approved by the Board of Directors and the Audit Committee of the Company.

          The Former Accountant's report on the financial statements of the Company for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements of the type described in paragraph (a)1(i)(iv) of Item 304 of Regulation S-K or any reportable event as described in paragraph (a)(1)(v), paragraph (a)(2) or paragraph (b) of Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and executive officers of the Company are as follows:

                                                                    DIRECTOR OR
NAME                       AGE  POSITION WITH COMPANY              OFFICER SINCE

Malcolm L. Elvey(1)(2)     58   Chairman of the Board and Director     1993
Paul H. Bellamy            51   Chief Executive Officer and Director   1999
Carole L. Hughes           52   Senior Vice President-- Government
                                and Industry Relations                 1998
Steven L. Wolkenstein      40   Vice President, Treasurer and
                                Secretary                              1997
Mortimer R. Feinberg(1)(2) 77   Director                               1993
Joseph P. Nolan(1)(2)      35   Director                               1996
Cary A. Sarnoff            52   Director                               1994

--------------

(1)      Member of the Compensation Committee

(2)      Member of the Audit Committee

          MALCOLM L. ELVEY has served as Chairman of the Board of Directors of the Company since its incorporation in 1993 and also served as Chief Executive Officer of the Company until February 1997. Mr. Elvey is the founder of The Elvey Partnership, a boutique venture catalyst specializing in internet related companies in the United States, Europe and South Africa. Mr. Elvey is also a general partner in Collaborative Capital, a venture capital fund focusing on early-stage internet enabling technology companies. Mr. Elvey sits on the Board of Directors of Algol, a public company headquartered in Milan, Italy and on the Advisory Board of VastVideo, a leading B2B video application service provider.

          PAUL BELLAMY has been Chief Executive Officer and a member of the Board of Directors of the Company since December 13, 1999. From October 1992 to May 1995, Mr. Bellamy was Chief Executive Officer and President, Chief Financial Officer, a member of the Board of Directors, and consultant to Nichols Institute, Inc., a medical diagnostics and services company. From October 1995 to February 1998, Mr. Bellamy was Chief Financial Officer of Davis Vision, Inc., an eye care HMO and optical retail company. From March 1998 to March 1999, Mr. Bellamy was President and Chief Operating Officer, Chief Financial Officer, and a member of the Board of Directors of Graham Field, Inc., a medical home health care and surgical products manufacturer. From April 1999 to December 1999, Mr. Bellamy was an independent consultant. During November and December 1999, Mr. Bellamy was a consultant to the Board of Directors of Esquire.

          CARY A. SARNOFF was Senior Vice President of Litigation Support until his resignation in September 1999, and was the former Vice Chairman of the Company. Mr. Sarnoff has been a director and officer of the Company since November 1994. Prior thereto, Mr. Sarnoff was President of Sarnoff Deposition Service, Inc. ("SDS"), a court reporting firm acquired by the Company in 1994. Mr. Sarnoff has more than 25 years experience in the court reporting industry.

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

          STEVEN L. WOLKENSTEIN was appointed Vice President and Treasurer of the Company in September 1997 and Secretary in March 2000. From April 1993 to August 1997, he was tax and treasury/international finance manager for the Upper Deck Company, and for five years prior thereto he was with KPMG LLP, with his last position being senior tax manager.

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

          JOSEPH P. NOLAN has served as director of the Company since October 1996. Mr. Nolan joined GTCR in 1994 and became a Principal in 1996. Mr. Nolan was previously a Vice President in mergers and acquisitions with Dean Witter Reynolds Inc. and an Associate at Coopers & Lybrand. Mr. Nolan graduated with an MBA from the University of Chicago and a BS in accounting with honors from the University of Illinois. Mr. Nolan was an Illinois gold medalist and a national silver medalist on the CPA examination. Mr. Nolan is currently a director of Excaliber Tubular, DeLite Outdoor, Province Healthcare, Lason, LeapSource, Alliant, Proximus Information, Heritage Golf Group and Global Passenger Services. In the past, Mr. Nolan has also been a director of Golf Enterprises.

DIRECTOR COMPENSATION

          Compensation for directors who are not officers of the Company presently is $1,250 per meeting, plus reimbursement for any out-of-pocket expenses incurred in connection with attending such meetings. In addition, each current outside director has received, and each outside director upon election to the Board of Directors will receive, options to purchase shares of Common Stock of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and holders of more than ten percent are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the year ended December 31, 1999, its executive officers, directors and holders of more than ten percent complied with all applicable Section 16(a) filing requirements.


ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth certain information regarding compensation paid by the Company or accrued for services rendered in all capacities during the fiscal year ended December 31, 1999, to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation                          Long Term Compensation
                                    -------------------------------  -------------------------------------------------------
                                                                     Awards                  Payouts
                                                         Other       Restricted
Name and                                                 Annual      Stock         Options    LTIP        All Other
Principal Position            Year   Salary    Bonus   Compensation  Awards(s)     /SARS      Payouts     Compensation
                                     ($)        ($)       ($)         ($)           (#)       ($)          ($)

Malcolm L. Elvey             1999(1) $200,527                                       ---
Chairman                     1998     203,187                                     20,000
                             1997     200,043                                     15,000




David A. White              1999(2)   208,333                                        ---
Chief Executive             1998      233,675                                    100,000
Officer                     1997      174,791                                    125,000


Carole L. Hughes            1999      137,323   60,000                            10,000
Senior Vice President       1998      131,875                                     12,000


David A. Higson (7)         1999      175,000                                     25,000
Executive Vice President    1998      170,833                                     87,500
                            1997(3)    93,750   13,000                            62,500

Paul H. Bellamy             1999(4)      --                                          --
Chief Executive Officer

Steven N. Welch (7)         1999(5)   147,890                                    100,000
Chief Financial Officer/
Acting Chief Executive
Officer

William J. Forbes (7)       1999      128,867                                     22,500
Vice President              1998(6)    81,005                                     30,000


(1) Mr. Elvey's employment with the Company terminated on April 30, 1999.
(2) Mr. White's employment with and service as director of the Company terminated October 31, 1999.
(3) Represents compensation for the partial year from May 15, 1997.
(4) Mr. Bellamy earned $15,000 for all services provided in November and December 1999.
(5) Represents compensation for the partial year from March 22, 1999.
(6) Represents compensation for the partial year from May 4, 1998.
(7) Employment with the Company was terminated February 29, 2000.

EMPLOYMENT AND RELATED AGREEMENTS

          Malcolm L. Elvey was employed by the Company under an employment agreement which expired in April 1999. Mr. Elvey entered into a severance agreement with the Company which provided for the continued payment of his salary through March 31, 2000. Mr. Elvey is entitled to sales commissions on new business generated by him for the Company. The Company agreed to use its best efforts to cause Mr. Elvey to be elected as a director as long as he continues to own at least 200,000 shares of Common Stock. In addition, Mr. Elvey has agreed not to compete with the Company for a period of two years following the termination of his employment with the Company.

          David A. White was employed under an agreement which was terminated in October 1999. Mr. White has agreed not to compete with the Company for a period of one year following the termination of his employment with the Company.

          David A. Higson was employed under an agreement which was terminated effective February 29, 2000. Mr. Higson entered into a severance agreement with the Company which provides for the equivalent of six months salary and associated benefits.

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

          The Company entered into change in control agreements with its key executive officers, including, but not limited to, Mr. Higson, Mr. Welch, Mr. Forbes and Ms. Hughes, which provide that if an executive's employment is terminated within six months after a change in control of the Company, or the executive terminates employment within such six month period of time, then the executive shall be entitled to a lump sum severance payment and all of the executive's options, if any, which are not then vested shall immediately vest. All recipients of change in control agreements have been notified in writing that the Company does not intend to renew any of these agreements beyond the current term expiring June 30, 2000. The lump sum severance payment for Mr. Higson is 150% of base salary and bonus at the time of termination and for the other executives is 100% of base salary and bonus at the time of termination. At December 31, 1999 and based on salary levels currently in effect, in the event of a change in control, the above listed officers would have been entitled to receive a lump sum of approximately $760,000. If the payments to be received under the agreements would not be deductible for tax purposes by the Company as the result of such payment constituting an excess parachute payment, the payment would be reduced to an amount which would make the entire payment deductible for tax purposes. As used in the agreements, change in control means a person or a group of persons becomes the beneficial owner of more than 30% of the Company's Common Stock, stockholders approve a merger of the Company into another entity or a sale of substantially all the Company's assets or a change in the composition of a majority of the members of the Board of Directors.

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

          The table below sets forth information regarding the grant of stock options made to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 1999. By terms of the Plan, options granted Messrs. Higson, Welch, and Forbes expired and were cancelled March 15, 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


                                  Percent of
                  Number of       Total
                  Securities      Options/SARs
                  Underlying      Granted to        Exercise or
                  Options/SARs    Employees in      Base Price        Expiration
Name              Granted (#)     Fiscal Year      ($/Sh)             Date

Malcolm L. Elvey      ---            ---             ---               ---
David A. White        ---            ---             ---               ---
Paul H. Bellamy       ---            ---             ---               ---
David A. Higson     25,000          8.26%          $1.03              9/2009
Steven N. Welch     50,000         16.53%           3.25              3/2009
                    50,000         16.53%           1.03              9/2009
William J. Forbes   22,500          7.44%           1.03              9/2009
Carole L. Hughes    10,000          3.31%           1.03              9/2009


          The table below sets forth information for the executive officers named in the Summary Compensation Table concerning option exercises during 1999 and outstanding options at December 31, 1999.

 AGGREGATED OPTION/SAR EXERCISES IN 1999 AND DECEMBER 31, 1999 OPTION/SAR VALUES

                                                Number of Securities                 Value of Unexercised
                                                Underlying Unexercised                  in-the-Money
                   Shares                       Options/SARs at                       Options/SARs at
                   Acquired                      December 31, 1999                     December 31, 1999
                   On             Value        --------------------------------    -----------------------------
Name               Exercise       Realized     Exercisable         Unexercisable   Exercisable     Unexercisable

Malcolm L. Elvey    0                -          127,500                30,000        0               0
David A. White      0                -                0                     0        0               0
Paul H. Bellamy     0                -                0                     0        0               0
David A. Higson     0                -           70,833               104,167        0               0
Steven N. Welch     0                -                0               100,000        0               0
William J. Forbes   0                -           10,000                42,500        0               0
Carole L. Hughes    0                -            4,000                18,000        0               0

------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of March 15, 2000, certain information with respect to the beneficial ownership of the Common Stock by: (i) each of the Company's Directors, (ii) each officer named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iii) each other person (including any "group," as that term is used in Section 13(d)(3) of the Exchange Act) who is known by the Company to own beneficially 5% or more of the Common Stock. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, except as noted below. The address of each person listed below is 750 "B" Street, Suite 2350, San Diego, California 92101, unless otherwise indicated.

                                                                     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER             NUMBER OF SHARES    OF CLASS

Malcolm L. Elvey (1)                                  439,500          8.0%
  666 Fifth Avenue
  New York, NY 10103

The Sarnoff Trust (2)                                 375,000          7.0%
  P.O. Box 11079
  Zephyr Cove, Nevada 89448

Allied Investment Corporation (3)                     312,500          5.5%
  Allied Investment Corporation II
  Allied Capital Corporation II
  1666 K Street
  Washington, DC 20006

Mortimer R. Feinberg(4)                                 5,000           *

David J. Feldman (5)                                  312,950          5.8%
  100A Store Hill Road
  Old Westbury, NY 11568

Paul H. Bellamy (6)                                      ---           ---

Golder, Thoma, Cressey, Rauner Fund IV, L.P. (7)    4,275,000         46.3%

Joseph P. Nolan (7)                                      ---           ---

Cary A. Sarnoff (8)                                   478,890          8.8%

David A. Higson                                          ---           ---

Carole L. Hughes (9)                                  148,763          2.8%

Steven N. Welch                                          ---           ---

All directors and executive officers as a
  group (10) (5 persons)                            1,097,153         19.4%

----------------

*    Less than 1%

(1) Includes options to purchase 157,500 shares of the Company's Common Stock granted to Mr. Elvey under the Plan.
(2) The Sarnoff Trust is a revocable trust of which Cary A. Sarnoff and his wife, Michelle A. Sarnoff, are settlors, trustees and beneficiaries.
(3) These entities in the aggregate own warrants to purchase an aggregate of 312,500 shares of Common Stock at an exercise price of $5.80 per share, subject to adjustment.
(4) Consists of options to purchase 5,000 shares of the Company's Common Stock granted to Mr. Feinberg under the Plan.
(5) Includes options to purchase 62,500 shares of the Company's Common Stock granted to Mr. Feldman under the Plan.
(6)  Mr. Bellamy has no equity ownership.
(7) GTCR is the direct owner of 19,012.5 shares of Series A Convertible Preferred Stock which are convertible into 3,656,250 shares of Common Stock and 2,437.50 shares of Series C Convertible Preferred Stock which are convertible into 243,750 shares of Common Stock. GTCR IV, L.P., a limited partnership, is the general partner of GTCR and Golder, Thoma, Cressey, Rauner, Inc. ("GTCR Inc.") is the general partner of GTCR IV, L.P. As such, they may be deemed to be the indirect beneficial owners of such securities. Mr. Nolan is a principal of GTCR Inc.
(8) Includes shares owned by The Sarnoff Trust and options to purchase 100,000 shares of the Company's Common Stock granted to Mr. Sarnoff under the Plan. See Note (2).
(9) Includes options to purchase 22,000 shares of the Company's Common Stock granted to Ms. Hughes under the Plan.
(10) Includes options to purchase 309,500 shares of the Company's Common Stock granted under the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          For as long as The Sarnoff Trust owns 20% or more of the Common Stock issued in connection with the acquisition of Sarnoff Deposition Services ("SDS"), the Company has agreed to nominate, recommend and use its best efforts to have Mr. Sarnoff elected as a director of the Company.

          SDS was a party to an agreement with Edward Sarnoff, the father of Cary Sarnoff, pursuant to which SDS agreed to pay to Edward Sarnoff, in the event of the sale of SDS, the amount of $1.0 million payable in equal monthly installments over a period of five years. In connection with the Company's acquisition of SDS, the Company assumed the obligations of SDS under this agreement. (Additionally, a substantial portion of the goodwill associated with the acquisition of SDS was written off as permanently impaired as of December 31, 1999.)

          In January 1999, the Company acquired all the stock of CAT-LINKS, Inc., a corporation owned by Cary Sarnoff for a purchase price consisting of 50,000 shares of Common Stock of the Company and the assumption of a $170,000 promissory note payable to Cary Sarnoff. The promissory note was paid in full during 1999. (Goodwill associated with this acquisition, of approximately $381,000 was written off as permanently impaired as of December 31, 1999.)

          On October 23, 1996, the Company entered into a Purchase Agreement, as amended (the "Purchase Agreement"), pursuant to which the Company sold to GTCR and Antares Leveraged Capital Corp. (collectively, the "Investors") 21,937.5 and
562.5 shares of Series A Convertible Preferred Stock, respectively, for an aggregate purchase price of $22.5 million. In addition, in January 1998, the Investors were given the further right on or prior to December 2, 1999 to acquire up to 5,000 shares of Series B Convertible Preferred Stock at a price of $1,000 per share. In June 1998, GTCR acquired an option to acquire up to an additional 2,500 shares of Series B Convertible Preferred Stock at a price of $1,000 per share, which stock is convertible into an aggregate of 208,333 shares of Common Stock at a conversion price of $12.00 per share. In August 1998, GTCR converted its options to acquire 7,500 shares of Series B Convertible Preferred Stock into 375,000 shares of Common Stock. In connection with the Company's acquisition of Gregory & Gregory Associates and Gregory & Gregory Staffing in August 1998, GTCR guaranteed the repayment of a $2.5 million overadvance made to the Company under the Loan Agreement and received a fee of $125,000 in consideration of such guarantee. In January 1999, GTCR paid $2,437,500 under the guarantee and received a new series of convertible preferred stock (Series C Convertible Preferred Stock) of the Company which is identical to the Series A Convertible Preferred Stock except that it has a conversion price of $10.00 per share. The liquidation value of this new series is $2.5 million. In February 1999, GTCR guaranteed the repayment of 50% of a $3 million overadvance made to the Company under the Loan Agreement and is entitled to receive a fee of $75,000. In April 1999, GTCR paid $1.5 million pursuant to its guaranty. GTCR received a subordinated promissory note in the amount of such payment, which note is due and payable, as extended, on October 16, 2000, together with interest at the rate of 18% per annum.

          The Series A Convertible Preferred Stock is convertible into Common Stock of the Company at a conversion price of $6.00 per share (subject to anti-dilution adjustments) and bears cumulative annual dividends at the rate of 6% ($60.00) per annum. The holders of Series A Convertible Preferred Stock have a liquidation preference of $1,000 per share, plus accrued dividends. Holders of Series A Convertible Preferred Stock have the right to vote together with the holders of Common Stock and are entitled to one vote for each whole share of Common Stock into which the Series A Convertible Preferred Stock is convertible (presently 166 2/3 votes per share). GTCR was granted various rights to ask for registration under the Securities Act of any shares of Common Stock acquired by it upon conversion of the Series A Convertible Preferred Stock. Without the consent of the holders of a majority of the Series A Convertible Preferred Stock, the Company may not take various actions, including paying dividends on capital stock if there are any accrued but unpaid dividends on the Series A Convertible Preferred Stock, issuing any equity securities which are senior to or on a parity with the Series A Convertible Preferred Stock, merging with another entity, selling or otherwise disposing of all or substantially all its assets, or acquiring other entities. In addition, the Company may not issue in a private offering any equity securities without first offering the holders of Series A Convertible Preferred Stock the right to acquire their pro rata share. In connection with the Purchase Agreement, the Investors and Malcolm L. Elvey, Chairman of the Board of the Company, Cary A. Sarnoff, a director of the Company, David J. Feldman, former President of the Company, CMNY Capital L.P. and Allied entered into a Stockholder's Agreement dated as of October 23, 1996, as amended (the "Stockholder's Agreement"), pursuant to which (a) the parties agreed to vote their shares to elect as directors four representatives designated by management, two representatives designated by GTCR and four representatives jointly designated by GTCR and management; provided, however, that if they are unable to agree on such joint designees within 90 days, then GTCR may elect the joint designees; (b) management granted to the other stockholders rights of first refusal to acquire their shares if they desire to sell the same, subject to exceptions for public sales and for transfers to family members; and (c) if the Company's Board of Directors approves a sale of the Company's assets or capital stock (whether by merger or otherwise), each stockholder other than Allied and CMNY Capital L.P. agreed to consent to such transaction.

          The Series C Convertible Preferred Stock is identical to the Series A Convertible Preferred Stock except that it is junior to the Series A Convertible Preferred Stock, has a conversion price of $10.00 per share and has 100 votes per share.

          In February 1997, the Company engaged Harlingwood Partners, L.P., a partnership of which Mr. White is a principal ("Harlingwood Partners"), to provide acquisition services for acquisitions other than in the court reporting area. Harlingwood Partners was entitled to a fee of 1% of value of each completed transaction. In connection with the acquisitions of A-L Associates and A-L Attorneys on Assignment in May 1998 and Gregory & Gregory Associates and Gregory & Gregory Staffing in August 1998, Harlingwood Partners received total fees of $10,000 in 1999 and $162,500 in 1998. (Goodwill associated with A-L was written off as permanently impaired as of December 31, 1999.)

          Additionally, in February 1997, the Company entered into a management services agreement with Harlingwood Partners, L.P., pursuant to which Harlingwood provided management services, including Mr. David White acting as Chief Executive Officer of the Company. This agreement terminated effective in June 1998 upon the Company entering into an employment agreement with David White. Mr. White fulfilled all of Harlingwood's obligations under the management agreement, including acting as Chief Executive Officer of the Company . In connection with the management agreement, the Company granted options to Harlingwood to purchase 75,000 shares of Common Stock at an exercise price of $18.00 per share, which were forfeited during 1999, and sold to Harlingwood 125,000 shares of Common Stock at a price of $6.25 per share, which purchase price was paid by Harlingwood issuing to the Company a promissory note in the principal amount of $781,250, bearing interest at the rate of 7% per annum. The note is secured by a pledge of the shares and is payable in full on April 15, 2001. On December 15, 1997, Harlingwood exercised options to purchase 50,000 shares of Common Stock at an exercise price of $7.50 per share and delivered to the Company in payment of the exercise price a promissory note in the principal amount of $375,000, bearing interest at the rate of 7% per annum. The note is secured by a pledge of the shares and is payable in full on December 15, 2001. As the result of the foregoing, at December 31, 1999, Harlingwood was indebted to the Company in the principal amount of $1,156,250. In May 1998, the Company granted to Harlingwood options to purchase 100,000 shares of Common Stock at an exercise price of $12.00 per share, which were forfeited during 1999.

          The agreements with Harlingwood and Harlingwood Partners, excluding the Harlingwood promissory notes discussed above, were terminated in October 1999 when Mr. White resigned as an officer and director of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1). Financial Statements. The following consolidated financial statements of Esquire Communications Ltd. and Subsidiaries, required by Part II,
Item 8, are included in Part IV of this report:

                  Independent Auditors' Reports

                  Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998.

                  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

                  Notes to the Consolidated Financial Statements


Exhibits

         (a)(3).  Exhibits:

EXHIBIT NO.

     3.1 Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 ("1998 10-K").
     3.2 By-Laws of the Company. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K reporting on an event which occurred October 28, 1996 ("October 1996 8-K").
     10.1 Severance Agreement dated as of April 30, 1999, between the Company and Malcolm L. Elvey.
     10.2 Employment Agreement dated November 7, 1997, between the Company and Carole L. Hughes. Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 ("1997 10-K").
     10.3 Purchase Agreement dated October 23, 1996 by and between the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR") and Antares Leveraged Capital Corp. (collectively with GTCR, the "Investors"). Incorporated by reference to Exhibit 10.4 to October 1996 8-K.
     10.4 Stockholders Agreement dated October 23, 1996 by and between the Investors, Malcolm L. Elvey, Cary A. Sarnoff, David J. Feldman, CMNY Capital L.P. and Allied Investment Corporation, Allied Investment Corporation II and Allied Capital Corporation II. Incorporated by reference to Exhibit 10.5 to October 1996 8-K.
     10.5 Registration Agreement dated October 23, 1996 among the Company and the Investors. Incorporated by reference to Exhibit 10.6 to October 1996 8-K.
     10.6      Agreement dated October 23, 1996 among the Company, GTCR, David
               J. Feldman, The Sarnoff Trust, Allied Investment Corporation I, Allied Investment Corporation II and Allied Capital Corporation II relating to registration rights. Incorporated by reference to
               Exhibit 10.7 to October 1996 8-K.
     10.7 Amended and Restated Credit Agreement dated as of August 10, 1998 by and among Esquire Communications Ltd., as Borrower, Antares Leveraged Capital Corp., as Agent and the Other Financial Institutions Party Hereto, as Lenders. Incorporated by reference to Exhibit 10.10 of 1998 10-K.
     10.8 Amendment No. 2 dated as of January 8, 1998 to Purchase Agreement dated October 23, 1996, among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Antares Leveraged Capital Corp. Incorporated by reference to Exhibit 10.16 to 1997 10-K.
     10.9 Amendment No. 1 dated as of June 17, 1997 to Purchase Agreement dated October 23, 1996, among Esquire, Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Antares Leveraged Capital Corp. Incorporated by reference to Exhibit 10.3 to June 1997 8-K.
     10.10 Amendments No. 1 and No. 2 to Stockholder's Agreement dated October 23, 1996, among Esquire and various stockholders of Esquire. Incorporated by reference to Exhibit 10.4 to June 1997 8-K.
     10.11 Employment Agreement dated June 30, 1998 between the Company and David A. Higson. Incorporated by reference to Exhibit 10.19 to 1998 10-K.
     10.12 Form of Change in Control Agreement between the Company and each of its key executive officers. Incorporated by reference to
               Exhibit 10.20 to 1998 10-K.
     21        Subsidiaries of the Registrant. Incorporated by reference to
               Exhibit 21 to 1998 10-K.
     23.1      Consent of independent accountants.
     23.2      Consent of independent accountants.

     (b)  Reports on Form 8-K.

          None

                           ESQUIRE COMMUNICATIONS LTD.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                   (With Independent Auditors' Reports Thereon)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Esquire Communications Ltd.:

We have audited the accompanying consolidated balance sheet of Esquire Communications Ltd. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esquire Communications Ltd. and subsidiaries as of December 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements for the year ended December 31, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital and defaults under the Company's debt agreements raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              DELOITTE & TOUCHE LLP

San Diego, California
April 12, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Esquire Communications Ltd.:

We have audited the accompanying consolidated balance sheet of Esquire Communications Ltd. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esquire Communications Ltd. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                        KPMG LLP

San Diego, California
March 26, 1999

                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                           December 31, 1999 and 1998
                       (In thousands, except share data)

                       Assets (Pledged)                                             1999            1998
                                                                                  ----------       ----------
Current assets:
        Cash                                                                     $   1,554        $     933
        Accounts receivable, less allowance for doubtful accounts of
                $5,281 in 1999 and $2,098 in 1998                                   28,427           27,574
        Prepaid expenses and other current assets                                    1,311            2,944
                                                                                 -----------      ------------
                                        Total current assets                        31,292           31,451

Property and equipment, net                                                          5,451            5,937
Cost in excess of fair value of net identifiable assets of acquired businesses, less accumulated amortization of $7,100 in 1999
        and $6,039 in 1998                                                          86,079          112,840
Other assets, less accumulated amortization of  $2,612 in 1999
        and $769 in 1998                                                               321            1,028
                                                                                 -----------      ------------
                                                                                 $ 123,143        $ 151,256
                                                                                 ===========      ============
                            Liabilities and Stockholders' Equity

Current liabilities:
        Bank overdraft                                                           $   2,312        $     727
        Accounts payable                                                             7,629            8,826
        Accrued expenses                                                            14,709            6,798
        Current portion of long-term debt, including related parties                89,403            3,779
                                                                                 -----------      ------------
                                        Total current liabilities                  114,053           20,130

Long-term debt, including related parties, net of unamortized discount               5,657           90,329
Other liabilities                                                                      831              331
                                                                                 -----------      ------------
                                        Total liabilities                          120,541          110,790

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized in series:
    Series A convertible preferred stock 22,500 shares authorized;
      22,500 shares issued and outstanding in 1999 and 1998;
      $22,500 aggregate liquidation preference in 1999 and 1998                        --              --
    Series C convertible preferred stock 2,500 shares authorized;
      2,500 shares issued and outstanding in 1999
      $2,500 aggregate liquidation preference in 1999;                                 --              --
  Common stock, $.02 par value, 100,000,000 shares authorized;
    5,426,229 and 5,213,729 shares issued in 1999 and 1998,
    respectively; 5,334,479 and 5,121,979 shares outstanding
    in 1999 and 1998, respectively                                                     105              104
  Additional paid-in capital                                                        51,556           48,041
  Treasury stock, at cost - 91,750 shares in 1999 and 1998                            (550)            (550)
  Notes receivable - stockholder                                                    (1,156)          (1,156)
  Accumulated deficit                                                              (47,353)          (5,973)
                                                                                 -----------      ------------
                               Total stockholders' equity                            2,602           40,466
                                                                                 -----------      ------------
Commitments and contingencies                                                          --              --

                                                                                 $ 123,143        $ 151,256
                                                                                 ===========      ============

See accompanying notes to consolidated financial statements.

                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997

                (In thousands, except share and per share data)

                                                                1999            1998              1997
                                                            -----------      ----------        -----------
                                                                                                (Note 3)
Revenue                                                     $  144,264       $ 110,586         $   53,178
Costs and expenses:
        Operating expenses                                      86,534          63,470             30,284
        General and administrative expense                      53,313          37,214             20,046
        Depreciation and amortization                            6,719           4,753              2,522
        Asset writedown and other charges                       27,047             --                --
                                                            ------------      ---------         ------------
                                                               173,613         105,437             52,852
                                                            ------------      ---------         ------------
                 Income (loss) from operations                 (29,349)          5,149                326
                                                            ------------      ---------         ------------

Interest expense, net                                          (10,619)          (6,582)           (2,656)
                                                            ------------      ----------         ------------
                 Loss before provision (benefit)
                    for income taxes                           (39,968)          (1,433)           (2,330)

Provision (benefit) for income taxes                               (78)            (589)              125
                                                            ------------      -----------       ------------
                  Net loss                                     (39,890)        $   (844)           (2,455)

Dividends on preferred stock                                    (1,490)           (1,249)            (702)
                                                            ------------      -----------       ------------
                 Net loss applicable to common
                    stockholders                            $  (41,380)        $ (2,093)          $  (3,157)
                                                            ============      ===========       ============
Net loss per common share:
        Basic and diluted                                   $    (7.76)        $  (0.48)         $    (1.12)
                                                            ============      ===========       ============
Weighted-average shares outstanding:
        Basic and diluted                                     5,330,815       4,352,055            2,815,142

See accompanying notes to consolidated financial statements.
                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997

                        (In thousands, except share data)

                                                                                           Addi-            Stock-
                                    Series A               Series C                        tional           holder          Total
                                   convertible            convertible         Common       paid-    Trea-   notes  Accumu-  stock
                                  preferred stock        preferred stock       stock       in       sury    rece-  lated    holders'
                                  Shares    Amount     Shares    Amount   Shares  Amount  capital  stock   ivable  deficit  equity

Balance, January 1, 1997           7,500    $ --         --      $ --    2,375,878  $ 51  $ 14,903 $ (1,300) $--   $ (723) $ 12,931

Issuance of common stock in
 connection with acquisitions
  of businesses                     --        --         --         --     678,000    14     5,680      --    --      --      5,694
Issuance of common stock in
  connection with warrant
   exchange offering, net of
    issuance costs                  --        --         --         --       92,448    2      (177)     --    --      --       (175)
Exercise of nonemployee warrants    --        --         --         --       76,540    2       224      --    --      --        226
Exercise of employee stock options  --        --         --         --       35,333    1       278      --    --      --        279
Reissuance of treasury stock
  in connection with exercise of
   employee stock options for
   note receivable                  --        --         --         --      125,000    --       31      750   (781)   --         --
Issuance of stock options to
  non-employees                     --        --         --         --         --      --      632       --     --    --        632
Dividends on preferred stock        --        --         --         --         --      --      --        --     --   (702)     (702)
Exercise of employee stock
  options for note receivable       --        --         --         --       50,000    1       374       --    (375)  --        --
Issuance of 7,500 shares of
  Series A convertible preferred
    stock, net of issuance costs  7,500       --         --         --         --      --    7,110       --     --    --      7,110
Net loss                            --        --         --         --         --      --      --        --     --  (2,455)  (2,455)
                                 -------   --------   --------    ------  ---------  ------ -------   ------- ---- -------- -------
Balance, December 31, 1997       15,000       --         --         --    3,433,199   71    29,055     (550) (1,156)(3,880)  23,540
                                 =======   ========   ========    ======  =========  ====== =======   ======= ===== ======= =======
Issuance of common stock in
   connection with acquisitions
     of businesses                  --        --        --          --      739,290   15     7,066       --     --    --      7,081
Issuance of stock options in
  connection with business
   acquisitions                     --        --        --          --         --     --       514       --     --    --        514
Exercise of nonemployee warrants    --        --        --          --      570,615   11     3,894       --     --    --      3,905
Exercise of employee stock options  --        --        --          --        3,875   --        31       --     --    --         31
Exchange of options to purchase
  Series B convertible preferred
   stock for common stock           --        --        --          --      375,000    7        (7)      --     --    --        --
Dividends on preferred stock        --        --        --          --         --     --        --       --     --  (1,249)  (1,249)
Issuance of 7,500 shares of
  Series A convertible preferred
   stock, net of issuance costs   7,500       --        --          --         --     --     7,488       --     --    --      7,488
Net loss                            --        --        --          --         --     --        --       --     --    (844)    (844)
                                 -------   --------   --------    ------   --------  ------ -------   ------- ---- -------- --------
Balance, December 31, 1998       22,500       --        --          --    5,121,979  104    48,041     (550) (1,156)(5,973)  40,466
                                 =======   ========   =========   ======  =========  ====== =======   ======= ===== ======= ========
Issuance of common stock in
  connection with acquisitions
    of businesses                   --        --        --          --      212,500    1     1,025       --     --      --    1,026
Issuance of stock options to
  non-employees                     --        --        --          --         --     --         4       --     --      --        4
Dividends on preferred stock        --        --        --          --         --     --        --       --     --  (1,490)  (1,490)
Issuance of 2,500 shares of
  Series C convertible preferred    --        --      2,500         --         --     --     2,486       --     --      --    2,486
    stock, net of issuance costs    --        --        --          --         --     --        --       --     --      --      --
Net loss                            --        --        --          --         --     --        --       --     -- (39,890) (39,890)
                                 -------   --------   --------    ------   --------  ----- -------   -----  ------- ------- --------
Balance, December 31, 1999       22,500    $  --      2,500       $ --    5,334,479  $105  $51,556   $(550) $(1,156)$(47,353)$2,602
                                 =======   ========   ========    ======  =========  ===== =======   =====- ======= ======== =======

See accompanying notes to consolidated financial statements.
                  ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years Ended December 31, 1999, 1998 and 1997

                                 (In thousands)

                                                                         1999            1998              1997
                                                                      -----------      -----------      ---------
Cash flows from operating activities:
    Net loss                                                      $  (39,890)          $ (844)         $ (2,455)
    Adjustments to reconcile net loss to net cash
        used in operating activities, excluding effect
        of business acquisitions:
            Depreciation and amortization                              6,719            4,753             2,522
            Loss on disposal of property and equipment                     5              --                --
            Asset writedown and other charges                         27,047              --                --
            Commission expense related to grant of
                  stock options                                            4              --                329
            Provision for deferred income taxes                         --                --                140
            (Increase) decrease in assets:
                  Accounts receivable, net                              (853)          (1,100)           (2,815)
                  Prepaid expenses and other current assets            1,221             (417)             (415)
            Increase (decrease) in liabilities:
                  Accounts payable, accrued expenses and
                     unearned revenue                                  5,224           (3,037)            1,753
                  Other liabilities                                      502              166               (95)
                                                                 -------------      --------------     ------------
                       Net cash used in operating activities           ( 21)             (479)           (1,036)
                                                                 -------------      --------------     ------------
Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired                 (1,283)          (43,683)          (34,866)
    Proceeds from sale of property and equipment                         96               --                --
    Purchases of property and equipment                              (2,795)           (3,324)             (737)
                                                                 -------------      --------------     ------------
                       Net cash used in investing activities         (3,982)          (47,007)          (35,603)
                                                                 -------------      --------------     ------------
Cash flows from financing activities:
    Change in bank overdraft                                          1,586               727                --
    Proceeds from long-term debt                                      5,311            39,650            31,846
    Payment of preferred stock dividends                                --               --                (627)
    Principal payments on long-term debt                             (4,360)           (3,110)           (1,552)
    Payment of deferred financing costs                                (399)             (388)             (538)
    Proceeds from exercise of employee stock
          options                                                       --                 31               279
    Warrant exchange offering issuance costs                            --                --               (175)
    Proceeds from issuance of Series A convertible
          preferred stock, net                                          --              7,488             7,110
    Proceeds from issuance of Series C convertible
          preferred stock, net                                        2,486
    Proceeds from exercise of warrants, net                             --              3,905                226
                                                                 -------------      --------------     ------------
                       Net cash provided by financing activities      4,624            48,303             36,569
                                                                 -------------      --------------     ------------
Net increase (decrease) in cash                                         621               817                (70)
Cash at beginning of year                                               933               116                186
                                                                 -------------      --------------     ------------
Cash at end of year                                               $   1,554          $    933            $   116
                                                                 =============      ==============     ============

See accompanying notes to consolidated financial statements.

(1)  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on a going concern basis.

     The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses, which have been funded primarily through term debt financing.

     The Company is unable to repay principal, in the amount of $82,842 due January 3, 2000 under its Revolving Loan Agreement ("Loan Agreement") and suspended interest payments due thereunder effective November 1999. The lenders to the Loan Agreement have agreed to both forebear receiving the payment of interest for the period November 1999 to April 14, 2000 in the amount of approximately $3,300 and extend the maturity date of the Loan Agreement to April 14, 2000.

     The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Loan Agreement and is currently negotiating with the lenders thereunder to continue to forebear receiving principal and interest or otherwise restructure the terms thereof. In the event the Company is unable to successfully renegotiate an appropriate period of continued forebearance or other satisfactory restructuring of the Loan Agreement, the lenders thereunder have the right to accelerate the loan and exercise their remedies under the loan documents, including the foreclosure of their security interests in the Company's assets.

     Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is highly uncertain and cannot be assured.

     One of the potential outcomes of the events described above could result in the ultimate liquidation of the Company.

     The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    (a)   PRINCIPLES OF CONSOLIDATION AND DESCRIPTION OF BUSINESS

          The accompanying consolidated financial statements include the financial statements of Esquire Communications Ltd. and its subsidiaries, all of which are wholly owned (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

          The Company is the nation's leading provider of court reporting services to law firms, insurance companies and major corporations through Company-owned offices located in 24 markets in 11 states and the District of Columbia. In addition, the Company provides permanent and temporary staffing of financial and legal professionals, legal video services, record retrieval, process service and document depository services in a limited number of markets.

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

    (c)   PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Depreciation is computed using both accelerated and straight-line methods over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease terms. Maintenance and repairs are charged to expense as incurred while improvements are capitalized.

    (d)   GOODWILL AND OTHER INTANGIBLE ASSETS

          The cost in excess of the fair values of net identifiable tangible and intangible assets of acquired businesses (goodwill) is amortized using the straight-line method over periods ranging from 15 to 40 years.
          The Company periodically reviews goodwill to evaluate whether changes have occurred that would suggest that goodwill may be impaired based on the estimated undiscounted cash flows of the assets acquired over the remaining amortization period. If this review indicates that the remaining estimated useful life of goodwill requires revision or that the goodwill is not recoverable, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows on a discounted basis. Effective October 1, 1999, the Company changed the estimated period of benefit to 15 years for all of its goodwill (see discussion of impairment in Note (5)).

          Other intangible assets consisting primarily of customer lists, covenants not to compete and deferred financing costs are amortized using the straight-line method over the assets' respective estimated lives or terms, typically no more than ten years.

          Amortization expense for fiscal years 1999, 1998 and 1997 related to goodwill and other intangible assets was $4,886, $3,217 and $1,824, respectively.

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

    (f)   LOSS PER COMMON SHARE

          The following table sets forth the computation of basic and diluted net loss per share:

                                                                      YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                              1999              1998              1997
                                                         ----------------  ----------------  ----------------
Numerator:
    Net loss                                              $   (39,890)      $      (844)      $   (2,455)
    Less dividends on preferred stock                          (1,490)           (1,249)            (702)
                                                         ----------------  ----------------  ----------------

    Numerator for basic and diluted net loss per
      share - loss available to common stockholders       $   (41,380)      $     (2,093)     $   (3,157)
                                                         ================  ================  ================

Denominator for basic and diluted net loss per
   share - weighted-average shares outstanding              5,330,815          4,352,055       2,815,142
                                                         ================  ================  ================

    Basic and diluted net loss per share                  $     (7.76)      $      (0.48)     $    (1.12)
                                                         ================  ================  ================

          Options, warrants, convertible preferred stock and debt and contingently issuable shares of common stock totaling approximately
          5,847,292, 4,280,818 and 2,717,216 shares were excluded from the computations of net loss per common share for the years ended December
          31, 1999, 1998 and 1997, respectively, as their effect is anti-dilutive.

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

    (j)   SEGMENT INFORMATION

          The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in 1998. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 11.

    (k)   ACCOUNTING STANDARDS

          In June 1998, Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and hedging activities.

          The Company anticipates that the adoption of SFAS No. 133 will not have a material effect on the financial position, results of operations or liquidity of the Company.

    (l)   USE OF ESTIMATES

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

    (m)   RECLASSIFICATIONS

          Certain reclassifications have been made to the 1998 and 1997 balances in order to conform to the presentation for the year ended December 31, 1999.

(3) BUSINESS COMBINATIONS

          Between 1993 and 1999, the Company pursued an aggressive acquisition strategy of consolidating the highly fragmented court reporting industry. In pursuit of this strategy, since 1997 the Company acquired 42 court reporting companies and 3 providers of permanent and temporary legal and financial professionals. Of these acquisitions, 17 were acquired in 1997, 25 were acquired in 1998 and three were acquired in 1999. All but one of these acquisitions have been accounted for using the purchase method, and a substantial portion of each acquisition's purchase price was represented by goodwill in the amount of $121,276 before subsequent amortization and write-off.

    (a)   PURCHASE BUSINESS COMBINATIONS

          The financial statements include the operating results of each acquired business from the date of acquisition.

          During 1999, the Company acquired the assets and liabilities of 3 court reporting service related companies. The aggregate consideration paid for these acquisitions consisted of $1,420 in cash, $220 in subordinated notes payable, and 50,000 unregistered shares of the Company's common stock valued at $170. The cost in excess of fair value of net identifiable assets acquired was approximately $1,787.

          During 1998, the Company acquired the assets and liabilities of 22 court reporting agencies and three professional placement firms. The aggregate consideration paid for these acquisitions consisted of $44,792 in cash, $7,274 in subordinated notes payable, 901,794 unregistered shares of the Company's common stock valued at $7,877 and 120,000 stock options valued at $514. The cost in excess of fair value of net identifiable assets acquired was approximately $54,251.

          During 1997, the Company acquired the assets and liabilities of 17 court reporting agencies. The aggregate consideration paid for these acquisitions consisted of $34,296 in cash, $5,829 in subordinated notes payable, and 678,000 unregistered shares of the Company's common stock valued at $5,694. The cost in excess of fair value of net identifiable assets acquired was approximately $44,952.

          The following unaudited pro forma information assumes the acquisitions completed in 1998 and 1997 occurred on January 1, 1997. Acquisition pro forma information with respect to acquisitions completed in 1999 is immaterial and thus not provided. These results are not necessarily indicative of future operations, nor of results that would have occurred had the acquisitions and other transactions been consummated as of the beginning of the periods presented:

                                                          1998          1997
                                                     ------------   -----------
          Revenue                                    $  135,979      $  135,590
          Net (loss) income applicable to common
              stockholders                               (1,827)           (489)
          Net (loss) income per common share - basic      (0.40)          (0.13)
          Net (loss) income per common share - diluted    (0.40)          (0.13)

    (b)   POOLING OF INTERESTS BUSINESS COMBINATION

          On November 7, 1997, the Company merged with Jurist-Begley Reporting Services, Inc., Jurist, Inc. and Aarons & Associates, Inc. (collectively Jurist) in exchange for 427,214 shares of the Company's common stock. Jurist is a Philadelphia, Pennsylvania-based court reporting company.

          The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the results of Jurist for all periods presented. The fiscal year-end of Jurist was conformed to the Company's.

          Revenue and net loss from continuing operations of the combining companies for the periods preceding the acquisition are as follows:

                                                     JANUARY 1, 1997
                                                      TO NOVEMBER 6,
                                                           1997
                                                     ---------------
          Revenue:
            Esquire                                  $  37,010
            Jurist                                       3,952
                                                     --------------
                                                     $  40,962
                                                     ==============

          Net loss before extraordinary item:
            Esquire                                  $  (1,475)
            Jurist                                        (511)
                                                     --------------
                                                     $  (1,986)
                                                     ==============

          The combined financial results presented above include adjustments made to conform to the accounting policies of the two companies. In connection with the merger, the Company recorded charges of $922 in the year ended December 31, 1997. These charges include legal, accounting and other fees.

(4) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of December 31, 1999 and 1998:
                                                                  Depreciable
                                     1999           1998            Lives
                              -------------    --------------   --------------
Buildings                       $   184         $     208            31 years
Equipment                         9,427             8,128        5 to 7 years
Leasehold improvements            1,970             1,782        5 to 10 years
                               -------------    --------------
                                 11,581            10,118
Less accumulated depreciation
 and amortization                (6,130)           (4,181)
                              --------------   ---------------
                               $  5,451         $   5,937
                              ==============   ===============

Depreciation and amortization expense, exclusive of the charge for fixed asset write off of $350, for property and equipment amounted to $1,833, $1,537 and $698 for the years ended December 31, 1999, 1998 and 1997, respectively.

(5)  ASSET WRITE DOWN AND OTHER CHARGES

     Goodwill related to certain operating locations was deemed impaired and a charge to operating earnings for $25,700 was recognized at December 31, 1999. The Company determined the goodwill impairment by measuring the difference between the carring amount of goodwill to fair value (calculated as the discounted projected cash flows for disaggregated locations using a discount rate commensurate with the risk involved). The discount rate used for 1999 was 18%. The Company believes that this is the appropriate method of measurement of the remaining fair value of goodwill, considering the Company's circumstances, particularly with the continuing exposure to the decline in revenues and margins in certain disaggregated locations.

     As of December 31, 1999, fixed assets in the amount of $710, with accumulated depreciation of $360, were written off and charged to operating earnings in the amount of $350.

     As of December 31, 1999, a charge to operating earnings in the amount of $997 was recognized to write off capitalized costs associated with the development of a new management information system for scheduling, billing and paying independent contractors due to the discontinuance of the project during the fourth quarter.

(6)  LONG-TERM DEBT

     Long-term debt consists of the following as of December 31, 1999 and 1998:

                                                    1999             1998
                                              ---------------   --------------

     Revolving loan agreement (a)              $  82,842        $      79,715
     Promissory notes (b)                          4,183                8,402
     Contract obligation (c)                         253                  341
     Other notes and obligations (d)               1,531                  815
     Convertible notes (e)                         4,476                4,560
     Common stock repurchase guaranty (f)            275                  275
     Loan from preferred stockholder (g)           1,500                  ---
                                             ---------------   ---------------
                                                  95,060               94,108

     Less current portion of long-term debt      (89,403)              (3,779)
                                             ---------------   ---------------

                                               $   5,657        $      90,329
                                            ================   ===============

     (a) The Company is presently, and for the foreseeable future, unable to repay the three-year revolving Loan Agreement entered into in December 1996, as amended, which became due January 3, 2000. The lenders to the Loan Agreement have agreed to both forebear receiving the payment of interest for the period November 1999 to April 14, 2000 in the amount of approximately $3,300 and extend the maturity date of the Credit Agreement to April 14, 2000. The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Loan Agreement and may not be able to renegotiate or enter into a replacement facility.

          The Loan Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and also required the maintenance of certain financial ratios and covenants. During 1999 and 1998, the Company did not comply with certain covenant requirements and exceeded permitted capital expenditures, for which the Company received lender waivers and executed amendments to the Loan Agreement.

          Borrowings under the Loan Agreement bear interest at either prime rate or London Inter-Bank Offered Rate (LIBOR), at the Company's election, plus an applicable margin rate. The effective rate at December 31, 1999 and 1998 was 10.8% and 8.7%, respectively.

          Substantially all other lenders to the Company have entered into a subordination agreement with this financial institution.

          The Loan Agreement, as amended, consists of two segments. Segment A consists of revolving loans totaling $77,000. The interest rate on the borrowings under this segment is prime rate or LIBOR, plus an applicable margin rate of 1.75% and 3.25%, respectively, plus a PIK (interest which is accrued but not payable until loan maturity) margin of 0.75% and an additional PIK margin of 1.25% on outstanding borrowings in excess of the available borrowing capacity based upon operating cash flows, if any. Segment B consists of revolving loans totaling $3,800 through May 31, 1999 and $6,500 thereafter. The interest rate on the borrowings under this segment is prime rate, plus an applicable margin rate of 1.75%, plus a PIK margin of 1.50% from January 1, 1999 through June 30, 1999, 2.25% from July 1, 1999 through September 30, 1999 and 3.75% thereafter. No payments with respect to the PIK margin are due until January 3, 2000, subject to certain provisions. The lenders have agreed to forbear receiving payments with respect to the PIK margin and extend the due date to April 14, 2000.

     (b) Promissory notes with former owners of acquired businesses are generally payable in quarterly installments plus interest at rates ranging from no interest to 10% through August 2003. In December 1998 and January and February 1999, the Company amended certain of these promissory notes. These amendments contained provisions to defer all payments until June 30, 1999 and provide an interest rate of 9% on all deferred amounts. The Company was current on these obligations as of December 31, 1999.

     (c) Contract obligation -- an agreement with a former employee of an acquired company, who is related to an officer/director of the Company, provides for monthly payments of $9 through June 2002. The Company was current on this obligation as of December 31, 1999.

     (d) Other notes and obligations -- outstanding amounts relate to various equipment capital leases and are payable in aggregate monthly installments with interest ranging from 8% to 15% through October 2003. The Company was current on these obligations as of December 31, 1999.

     (e) Convertible promissory notes with former owners of acquired businesses, with due dates ranging from November 2000 through June 2003. The notes are convertible at any time at the option of the Company into shares of the Company's common stock at conversion prices ranging from $16.00 - $20.00 per share only if certain conditions are met.

     (f) Common stock repurchase guaranty -- contractual obligation to repurchase 13,750 shares of the Company's common stock at $20.00 per share from former owners of an acquired business in May 2000. The obligation is at the option of the former owners.

     (g) In February 1999, a preferred stockholder guaranteed $1,500 of an over-advance made to the Company under the Loan Agreement, and received a fee of $75 in consideration of such guaranty. In April 1999, the preferred stockholder paid $1,500 pursuant to this guarantee, which is evidenced by a subordinated promissory note bearing interest at the rate of 18% per annum, which was due October 1999 and subsequently extended until October 16, 2000. The Company, presently and for the foreseeable future, is unable to pay interest or principal outstanding on this note.

          In connection with an acquisition in August 1998, a preferred stockholder guaranteed the repayment of a $2,500 over-advance made to the Company under the Loan Agreement and received a fee of $125 in consideration of such guaranty. In January 1999, preferred stockholders paid $2,500 pursuant to this guaranty and received 2,500 shares of the Company's Series C Convertible Preferred Stock.


     Scheduled annual principal payments of long-term debt are as follows:

             2000                         $      89,403
             2001                                 3,880
             2002                                 1,308
             2003                                   388
             2004                                    32
             Thereafter                              49
                                       -----------------
                                          $      95,060
                                       =================

(7)  STOCKHOLDERS' EQUITY

    (a)   COMMON STOCK

          Effective November 30, 1998, the Company's stockholders voted to amend the Company's Certificate of Incorporation and effect a 1-for-2 reverse stock split of all outstanding common stock, and to increase the par value of the Company's common stock from $.01 to $.02. All share and per share amounts have been restated to give effect to the reverse stock split.

          On April 15, 1997, as provided for in the Management Agreement dated February 13, 1997 between Esquire Communications Ltd., Harlingwood & Company, LLC (Harlingwood) and David A. White, Harlingwood acquired 125,000 shares of common stock at a price of $6.25 per share. Payment by Harlingwood was with a promissory note, due on April 15, 2001, in the amount of $781. The note accrues interest at the rate of 7% per annum, and the interest is payable on April 15, 2001. The amount due under the note is secured by a pledge of the 125,000 shares of common stock issued. The 125,000 shares of common stock were issued out of the Company's treasury stock.

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

          In connection with the 1999, 1998 and 1997 acquisitions, the Company issued 212,500, 739,290 and 678,000 shares of common stock, respectively, valued at approximately $1,026, $7,081 and $5,694, respectively.

     (b)  PREFERRED STOCK

          The Series A Convertible Preferred Stock is convertible into common stock of the Company at a conversion price of $6.00 per share (subject to anti-dilution adjustments) and bears cumulative annual dividends at the rate of 6% ($60.00 per share) per annum. The holders of Series A Convertible Preferred Stock have a liquidation preference of $1,000 per share, plus accrued dividends. Holders of Series A Convertible Preferred Stock have the right to vote together with the holders of common stock and are entitled to one vote for each whole share of common stock into which the Series A Convertible Preferred Stock is convertible (presently 166 2/3 votes per share).

          In January 1999, pursuant to a guarantee agreement entered into by the Company with a preferred stockholder (Note 6(g)), the Company issued 2,500 shares of Series C convertible preferred stock. The Series C Convertible Preferred Stock is identical to the Series A Convertible Preferred Stock, except that it has a conversion price of $10.00 per share and has 100 votes per share.

(8)  STOCK OPTIONS AND WARRANTS

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

          The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $.87, $5.69 and $3.16, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected volatility of 71%, expected dividend rate of 0%, risk-free interest rate of 5.875% and expected life of five years; 1998 - expected volatility of 51%, expected dividend yield of 0%, risk-free interest rate of 4.69%, and an expected life of five years; 1997 - expected volatility of 30%, expected dividend yield of 0%, risk-free interest rate of 6%, and an expected life of five years.

          The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its employee stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                1999         1998        1997
                                             -----------  -----------  ---------
            Net loss applicable to common
                stockholders:
                  As reported                $ (41,380)   $ (2,093)   $ (3,157)
                  Pro forma                    (41,984)     (3,279)     (3,511)

            Basic and diluted net loss per
                common share:
                  As reported                $   (7.76)   $  (0.48)   $  (1.12)
                  Pro forma                      (7.88)      (0.75)      (1.25)

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

          Stock option activity during the periods indicated is as follows:

                                                               WEIGHTED-AVERAGE
                                          NUMBER OF SHARES     EXERCISE PRICE
                                          -----------------   ----------------
     Balance at January 1, 1997              364,250           $  7.52
     Granted                                 349,000              9.96
     Exercised                               (85,333)             7.68
     Forfeited                                (7,683)             8.00
                                           ----------          -------

     Balance at December 31, 1997            620,234              8.84
     Granted                                 319,500             11.44
     Exercised                                (3,875)             8.00
     Forfeited                               (40,625)             8.25
                                           ----------          -------

     Balance at December 31, 1998            895,234              9.80
     Granted                                 302,500              1.76
     Exercised                                    --               --
     Forfeited                              (273,442)            11.72
                                           ----------          -------

     Balance at December 31, 1999            924,292           $  6.48
                                           ==========          =======

          The following table summarizes information about Plan options outstanding at December 31, 1999:

                          WEIGHTED-                             WEIGHTED-
                          AVERAGE           NUMBER OF           AVERAGE EXERCISE
                          REMAINING         OPTIONS             PRICE OF OPTIONS
                          CONTRACTUAL       CURRENTLY           CURRENTLY
      EXERCISE PRICE      LIFE              EXERCISABLE         EXERCISABLE
     ----------------    ------------     ---------------  -------------------
      $1.03 - $8.00       5.76 years          363,790         $    7.43
     $10.63 - $13.50      8.22 years           71,335             11.89


          At December 31, 1999, 1998 and 1997, the number of options exercisable was 435,125, 479,837 and 251,983, respectively, and the weighted-average exercise price of those options was $8.16, $9.25 and $7.75, respectively.

     (b)  OPTIONS GRANTED OUTSIDE THE PLAN

          During the year ended December 31, 1999, the Company granted to non-employees options to purchase 30,000 shares of the Company's common stock outside the plan at a price of $8.00, which was also the fair value of the stock options granted at the date of grant. The Company recognized $4 of commission expense relating to these options during the year ended December 31, 1999 using the Black-Scholes option-pricing model. The following weighted-average assumptions were included in this method for 1999: expected volatility of 71%; expected dividend yield of 0%; risk-free interest rate of 5.875%; and an expected life of five years.

          During the year ended December 31, 1998, the Company granted to non-employees options to purchase 120,000 shares of the Company's common stock outside the Plan at prices ranging from $12.50 to $18.00. The Company capitalized as goodwill $514 for these options which were granted in connection with certain business acquisitions accounted for as a purchase, using the Black-Scholes option-pricing model. The Company determined that the per share weighted-average fair value of stock options granted outside the Plan during 1998 was $12.25 on the date of grant. The following weighted-average assumptions were included in this method for 1998: expected volatility of 51%; expected dividend yield of 0%; risk-free interest rate of 4.69%; and an expected life of five years.

          During the year ended December 31, 1997, the Company granted to non-employees options to purchase 175,000 shares of the Company's common stock outside the Plan at a price range of $8.00 to $9.00. The Company recognized $329 of commission expense relating to these options during the year ended December 31, 1997, and capitalized as goodwill $303 of commission expense for options granted in connection with a business acquisition accounted for as a purchase, using the Black-Scholes option-pricing model. The Company determined that the per share weighted-average fair value of stock options granted outside the Plan during 1997 was $8.83 on the date of grant. The following weighted-average assumptions were included in this method for 1997: expected volatility of 30%; expected dividend yield of 0%; risk-free interest rate of 6% and an expected life of five years.

          The following table summarizes information about options granted outside the Plan at December 31, 1999:


                                            WEIGHTED-AVERAGE      NUMBER OF OPTIONS        WEIGHTED-AVERAGE
                                            REMAINING             CURRENTLY                EXERCISE PRICE OF
                                            CONTRACTUAL LIFE      EXERCISABLE              OPTIONS CURRENTLY
                    EXERCISE PRICE                                                           EXERCISABLE
              ----------------------------  -------------------  -------------------    ----------------------
                     $8.00 - $9.00              7.93 years             205,000               $   8.71
                    $12.50 - $18.00             7.58 years             120,000                  17.23

    (c)   WARRANTS

          At December 31, 1999, 1998 and 1997, the Company had outstanding, 312,500, 354,500 and 951,284 warrants, respectively, at exercise prices ranging from $5.28 to $9.00 per warrant. At December 31, 1999, 1998 and 1997, the weighted-average exercise price of those warrants was $5.80, $6.18 and $7.14, respectively, and the weighted-average remaining contractual life of those warrants was 3.00, 3.59 and 2.86 years, respectively. All warrants outstanding are exercisable at December 31, 1999.

(9)  PROFIT SHARING PLAN

     In September 1995, the Company adopted a 401(k) savings plan covering all eligible employees. The plan allows employees to voluntarily contribute up to l5% of their compensation. The Company may make discretionary matching contributions prior to the end of each plan year. The current matching percentage is 10%. The Company may also make additional discretionary contributions to the plan. The Company's total contributions to the plan for 1999, 1998 and 1997 amounted to $291, $34 and $15, respectively.

(10) INCOME TAXES

     The income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                  1999               1998              1997
                                                             ----------------   ---------------   ----------------
      Current tax expense (benefit):
          Federal                                                $  (108)              (604)               --
          State and city                                              30                 15               (15)
                                                             ----------------   ---------------   ----------------
              Total current                                          (78)              (589)              (15)
                                                             ----------------   ---------------   ----------------
      Deferred tax (benefit) expense:
          Federal                                                     --                 --               101
          State and city                                              --                 --                39
                                                             ----------------   ---------------   ----------------
              Total deferred                                          --                 --               140
                                                             ----------------   ---------------   ----------------
              Total income tax provision (benefit)               $   (78)          $   (589)          $   125
                                                             ================   ===============   ================


       The income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 differs from the amount computed by applying the combined federal and state statutory rate of 40% as follows:

                                                                  1999                   1998            1997
                                                          -------------------    --------------      --------------
      Computed at combined federal and state                     $(15,987)         $   (487)          $  (792)
          statutory rate
      State tax                                                        18                15                24
      Change in the valuation allowance                            15,660              (329)              489
      Amortization of goodwill                                        207               210               157
      Nondeductible expenses                                          116                --                38
      Pre-acquisition earnings                                                           --               174
      Other                                                           (92)                2                35
                                                             --------------      ---------------      -------------
                                                                 $    (78)         $   (589)          $   125
                                                             ==============      ===============      =============

     Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                    1999                 1998
                                              ---------------   --------------
  Deferred tax assets:
     Contract obligation                        $    110           $   136
     Allowances and accrued expenses               1,752               202
     Net operating loss (NOL) carryforwards        7,245             1,869
     Goodwill write down                          10,279                --
     Other                                          188
                                               -----------       ------------

         Total gross deferred tax assets         19,574              2,207

     Less valuation allowance                   (15,820)              (160)
                                               ------------      ------------

         Net deferred tax assets                  3,754              2,047

  Deferred tax liabilities - depreciation and
       amortization                              (3,754)            (2,047)
                                              -------------     --------------

         Net deferred tax asset                 $   --            $    --
                                              =============     ==============

     At December 31, 1999, the Company has approximately $17,581 in net operating loss carryforwards, which begin to expire in 2017.

     In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control may be limited.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management believes that there is a risk that certain of these NOL, tax credit carryforwards and other deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.

(11) REPORTABLE SEGMENT DATA

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

     The geographic reportable segments of the Company's revenues, operating income and identifiable assets are summarized in the following table. The "Other" column includes corporate related items, income, and expense not allocated to reportable segments.


                                         WESTERN          NORTHEAST        SOUTHEAST
                                          REGION           REGION           REGION            OTHER         CONSOLIDATED
                                       -------------    --------------   --------------   --------------   ----------------
       1999:
           Revenue                     $     42,459     $     68,241     $     33,564    $          --     $     144,264
           Operating income                   7,139            8,087            2,764          (47,339)          (29,349)
           Identifiable assets               24,524           23,631            8,954           66,034           123,143

       1998:
           Revenue                           36,975           56,661           16,950               --           110,586
           Operating income                   6,413            7,715            1,352          (10,331)            5,149
           Identifiable assets               16,830           16,835            5,490          112,101           151,256

       1997:
           Revenue                           23,813           26,536            2,829               --            53,178
           Operating income                   3,473            2,380              551           (6,078)              326
           Identifiable assets                9,547            4,521            2,306           66,477            82,851

     No single customer accounted for as much as 10% of consolidated revenue in 1999, 1998 and 1997.

(12) SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for the years ended December 31, 1999, 1998 and 1997 have included:

                          1999                 1998                 1997
                       --------------   ------------------   ------------------

      Interest          $  7,599            $   6,636            $   2,687
      Income taxes            30                   15                   78

     During 1999, 1998 and 1997, the Company issued 222,920, 739,290 and 678,000 shares of common stock, respectively, in connection with the acquisitions.

     During 1998 and 1997, the Company issued 72,120 and 50,313 shares of common stock, respectively, in connection with noncash exercises of warrants.

     During 1997, $627 in preferred stock dividends was paid. At December 31, 1999, 1998 and 1997, accrued and unpaid preferred stock dividends were $2,888, $1,399 and $150, respectively.

     During 1997, 175,000 shares of the Company's common stock were issued for notes receivable of which 125,000 shares were issued from the Company's treasury stock.

     During 1997, the Company issued 92,448 shares of common stock in connection with a warrant exchange offering.

                                                                1999               1998               1997
                                                           ---------------    ---------------    ---------------

   Supplemental noncash investing and financing activities:
              Acquisitions:
              Fair value of assets acquired                 $      (194)            14,359              7,144
              Liabilities assumed                                    (2)            (8,156)            (6,674)
              Cash paid for acquisitions                          2,693             43,683             34,866
              Stock issued                                       (1,026)            (7,081)            (5,694)
              Stock options issued                                   --               (514)                --
              Notes issued                                         (535)            (7,359)            (4,707)


(13) COMMITMENTS

    (a)   EMPLOYMENT AGREEMENTS

          The Company has employment agreements and arrangements with certain of its executive officers and management personnel. The agreements generally continue until terminated by expiration of time, the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements include a covenant against competition with the Company, which extends for a period of time after termination. As of December 31, 1999, if all employees under contract were to be terminated by the Company without good cause, under these contracts the Company's liability would be approximately $4,450 payable over the remaining terms of the employment agreements.

          In addition, the Company has entered into change in control agreements with certain key executive officers which provide that if an executive's employment is terminated within six months after a change in control of the Company, or the executive terminates employment within such six month period of time, then the executive is entitled to a lump sum severance payment ranging from $117 to $263 based upon salary levels currently in effect, and all of the executive's options shall immediately vest. Written notice has been provided that all change of control agreements will expire by their terms and will not be renewed beyond June 30, 2000. As of December 31, 1999, if a change of control were to occur, the Company's liability would be approximately $760.

          Effective May 1, 1997, the Company reached an agreement with David Feldman, the then President of the Company, whereby the Company bought out the remaining term of the employment agreement. Total compensation earned under the employment agreement prior to termination amounted to $230. The Company recognized a $1,000 expense in 1997 related to the future costs associated with the termination agreement.

          On February 13, 1997, the Company entered into a management agreement with Harlingwood, whereby Harlingwood would provide the services of a Chief Executive Officer. David White, an employee of Harlingwood, became the Chief Executive Officer effective February 13, 1997. The agreement expired on June 30, 1998, and provided for an annual management fee of $175. During 1999 and 1998, the Company paid $10 and $163, respectively, to Harlingwood for services rendered in connection with business acquisitions.

          During 1999, the Company recognized a $1,516 expense related to the costs of certain terminated key executives and other personnel.

     (b)  LEASE COMMITMENTS

          The Company is obligated under operating leases for office facilities, which expire through June 2009. The leases provide, among other things, that the Company is responsible for its share of increases in certain utilities, maintenance and property taxes over a base amount. In addition, the Company is also obligated under various equipment and vehicle leases that expire through September 2003. Total lease expense for 1999, 1998 and 1997 under the above leases amounted to approximately $4,578, $3,170 and $1,641, respectively.

          The anticipated future annual lease payments under operating leases at December 31, 2000, inclusive of the base utility, maintenance and property tax charges for the office facilities, are as follows:

             2000                               $     4,035
             2001                                     3,983
             2002                                     3,597
             2003                                     3,168
             2004                                     2,286
             Thereafter                               5,963
                                               -------------
                                                $    23,032
                                               =============

          Future annual rental income under remaining noncancelable subleases is as follows: 2000 - $392, 2001 - $392, 2002 - $127, and 2003 - $101.

      (c) LEGAL PROCEEDINGS

          The Company is involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

(14) RELATED PARTIES

     In January 1999, the Company acquired all the stock of CAT-LINKS, Inc., a corporation owned by Cary Sarnoff, a director of the Company, for a purchase price consisting of 50,000 shares of common stock of the Company and the assumption of a $170 promissory note payable to Cary Sarnoff. The promissory note was paid in full during 1999.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ESQUIRE COMMUNICATIONS LTD.


April 14, 2000                            By: /s/ Paul H. Bellamy
                                              ------------------------
                                              Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                           TITLE                              DATE


/s/ Malcolm L. Elvey     Chairman of the Board               April 14, 2000
--------------------
Malcolm L. Elvey

/s/ Paul H. Bellamy      Chief Executive                     April 14, 2000
-------------------      Officer and Director
Paul H. Bellamy

/s/ Steven Wolkenstein   Vice President/Treasurer            April 14, 2000
----------------------   Corporate Secretary
Steven Wolkenstein       Principal Accounting Officer

                         Director                            April __, 2000
---------------------
Mortimer R. Feinberg

/s/ Cary A. Sarnoff      Director                            April 14, 2000
---------------------
Cary A. Sarnoff

/s/ Joseph P. Nolan      Director                            April 14, 2000
---------------------
Joseph P. Nolan