Form 10-Q
period 2000-03-31
ESQUIRE COMMUNICATIONS LTD
filed 2000-05-15
CIK 898015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2000

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the transition period from_________ to____________

Commission file number: 1-11782

   ESQUIRE COMMUNICATIONS LTD.
(Exact name of registrant as specified in its charter)

Delaware	13-3703760

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 "B" Street, Suite 2350, San Diego, Ca                92101
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code:          (800) 496-4969

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No   ____

At May 12, 2000 there were outstanding 5,353,923 shares of Common Stock, $.02 par value.

INDEX

Page

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Part II.	Other information	11

Signatures	12

ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except share data)

                                                                              March 31,         December 31,
                           Assets (Pledged)                                        2000                1999
                                                                             -----------        -------------
                                                                             (unaudited)

Current assets:
        Cash                                                                 $    2,702         $    1,554
        Accounts receivable, less allowance for doubtful accounts of
           $4,988 in 2000 and $5,281 in 1999                                     29,921             28,427
        Prepaid expenses and other current assets                                 1,146              1,311
                                                                             --------------     -------------
                  Total current assets                                           33,769             31,292

Property and equipment, net                                                       5,257              5,451
Cost in excess of fair value of net identifiable assets of acquired businesses, less accumulated amortization of $7,795 in 2000
        and $7,100 in 1999                                                       85,390             86,079
Other assets, less accumulated amortization of  $2,616 in 2000
        and $2,612 in 1999                                                          325                321
                                                                             --------------     -------------
                                                                             $  124,741          $ 123,143
                                                                             ==============     =============
                        Liabilities and Stockholders’ Equity

Current liabilities:
        Bank overdraft                                                       $    3,239          $   2,312
        Accounts payable                                                          7,784              7,629
        Accrued expenses                                                         18,429             14,709
        Current portion of long-term debt, including related parties             87,930             89,403
                                                                             --------------     -------------
                                        Total current liabilities               117,382            114,053

Long-term debt, including related parties, net of unamortized discount            6,261              5,657
Other liabilities                                                                   856                831
                                                                             --------------     -------------
                                        Total liabilities                       124,499            120,541
                                                                             ==============     =============
Stockholders’ equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized in series:
        Series A convertible preferred stock 22,500 shares authorized;
            22,500 shares issued and outstanding in 2000 and 1999;
           $22,500 aggregate liquidation preference in 2000 and 1999               -                 -
        Series C convertible preferred stock 2,500 shares authorized;
           2,500 shares issued and outstanding in 2000 and 1999;
           $2,500 aggregate liquidation preference in 2000 and 1999                -                 -
        Common stock, $.02 par value, 100,000,000 shares authorized;
           5,445,673 and 5,426,229 shares issued in 2000 and 1999,
           respectively; 5,353,923 and 5,334,479 shares outstanding
           in 2000 and 1999, respectively                                           105                105
        Additional paid-in capital                                               51,567             51,556
        Treasury stock, at cost - 91,750 shares in 2000 and 1999                   (550)              (550)
        Notes receivable - stockholder                                           (1,156)            (1,156)
        Accumulated deficit                                                     (49,724)           (47,353)
                                                                             --------------     -------------
                                        Total stockholders’ equity                  242              2,602
                                                                             --------------     -------------
                                                                             $  124,741          $ 123,143
                                                                             ==============     =============

See accompanying notes to consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES
Consolidated Statements of Operations

For the Three Months ended March 31, 2000 and 1999
(In thousands, except share and per share data)

(Unaudited)

                                                                     March 31,      March 31,
                                                                       2000            1999
                                                                    ----------      ----------

Revenue                                                            $   35,595       $  34,817
                                                                   ----------       ---------
Costs and expenses:
  Operating expenses                                                   21,377          20,581
  General and administrative expenses                                  12,213          11,649
  Depreciation and amortization                                         1,106           1,449
                                                                   ----------       ---------
                                                                       34,696          33,679
                                                                   ----------       ---------
        Income from operations                                            899           1,138
                                                                   ----------       ---------
Interest expense, net                                                  (2,895)         (2,060)
                                                                   ----------       ---------
        Loss before provision (benefit)
          for income taxes                                             (1,996)           (922)
Provision (benefit) for income taxes                                      -                18
                                                                   ----------       ---------
        Net loss                                                       (1,996)           (940)
Dividends on preferred stock                                             (375)           (365)
        Net loss applicable to common
          stockholders                                             $   (2,371)      $  (1,305)
                                                                   ==========       =========
Net loss per common share:
        Basic and diluted                                          $    (0.44)      $   (0.25)
                                                                   ==========       =========
Weighted-average shares outstanding:
        Basic and diluted                                           5,353,923       5,321,424

See accompanying notes to consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2000 and 1999
(In thousands)
(Unaudited)

                                                                   March 31,             March 31,
                                                                     2000                 1999
                                                                   ---------            ----------

Cash flows from operating activities:
    Net loss                                                      $   (1,996)           $    (940)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities, excluding effect of business acquisitions:
        Depreciation and amortization                                  1,111                1,449
        (Increase) decrease in assets:
           Accounts receivable, net                                   (1,493)              (2,962)
           Prepaid expenses and other current assets                     156                  772
        Increase (decrease) in liabilities:
           Accounts payable, accrued expenses and                      3,500                  656
             unearned revenue
        Other liabilities                                                 24                  (14)
                                                                   ---------              --------
            Net cash provided by (used in) operating activities        1,302               (1,039)
                                                                   ---------              --------

Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired                       4                 (259)
    Increase in other assets                                              95                 (178)
    Purchases of property and equipment                                 (311)                (673)
                                                                   ---------              --------

               Net cash used in investing activities                    (212)              (1,110)
                                                                   ---------              --------

Cash flows from financing activities:
    Change in bank overdraft                                             927                 (727)
    Proceeds from long-term debt                                         170                1,166
    Principal payments on long-term debt                              (1,039)                (771)
    Proceeds from issuance of Series C convertible
       preferred stock, net                                               -                 2,500
                                                                   ---------              --------

               Net cash provided by financing activities                  58                2,168
                                                                   ---------              --------

Net increase in cash                                                   1,148                   19
Cash at beginning of year                                              1,554                  933
                                                                   ---------              --------

Cash at end of year                                                $   2,702             $    952
                                                                   =========              ========

Supplemental information:
    Interest paid during the period                                $     103             $  1,975
                                                                   ---------              --------

    Income taxes paid during the period                            $      -              $     16
                                                                   ---------              --------

    Preferred stock dividends accrued and unpaid                   $     375             $    365
                                                                   ---------              --------

See accompanying notes to consolidated financial statements.

NOTE A: Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be attained for an entire year. The balance sheet at December 31, 1999 is derived from audited financial statements at that date. For further information, refer to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

     The consolidated financial statements include the accounts of Esquire Communications Ltd. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses. The Company is unable to pay principal of and interest on its outstanding Revolving Loan Agreement ("Loan Agreement") due January 3, 2000. The Company was unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Loan Agreement and suspended interest payments due thereunder effective November 1999. The lenders to the Loan agreement have agreed to both forbear receiving the payment of interest for the period November 1999 to April 14, 2000 in the amount of approximately $3.3 million and extend the maturity date of the Loan Agreement to April 14, 2000.

     The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Loan Agreement. To date, the lenders have not agreed to continue to forbear receiving principal and interest or otherwise restructure the terms thereof. The loan is presently due and payable and the lenders to the Loan Agreement presently have the right to accelerate the loan and exercise their remedies under the loan documents, including the foreclosure of their security interest in the Company's assets.

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

     The Company's consolidated financial statements for the year ended December 31, 1999 have been prepared and audited assuming that the Company will continue as a going concern.

NOTE B: Debt

     The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses. The Company is unable to pay principal of and interest on its outstanding Loan Agreement due January 3, 2000. The Company was unable to repay principal, in the amount of $82.8 million due January 3, 2000 under its Loan Agreement and suspended interest payments due thereunder effective November 1999. The lenders to the Loan agreement have agreed to both forbear receiving the payment of interest for the period November 1999 to April 14, 2000 in the amount of approximately $3.3 million and extend the maturity date of the Loan Agreement to April 14, 2000.

     The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Loan Agreement. To date, the lenders have not agreed to continue to forbear receiving principal and interest or otherwise restructure the terms thereof. The loan is presently due and payable and the lenders to the Loan Agreement presently have the right to accelerate the loan and exercise their remedies under the loan documents, including the foreclosure of their security interest in the Company's assets.

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

NOTE C: Earnings per Common Share

     Earnings per share was computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement 128). Basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares plus the dilutive effects of common shares contingently issuable from options, warrants and convertible securities. For the three months ended March 31, 2000 and for the three months ended March 31, 1999, common stock options, warrants and convertible securities are excluded from the computation of net earnings per share due to their anti-dilutive effect. Computations of basic and diluted earnings per share are based on the requirements of Statement 128 for the three months ended March 31, 2000.

     Stock options to purchase 924,292 shares of common stock at exercise prices ranging from $1.03 - $13.50 for the three months ended March 31, 2000 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

     Warrants to purchase 312,500 shares of common stock at exercise prices ranging from $5.80 - $9.00 for the three months ended March 31, 2000 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

     Debt convertible into 250,500 shares of common stock at exercise prices ranging from $16.00 - $20.00 for the three months ended March 31, 2000 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

     A total of 22,500 shares of contingently issuable common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2000 as their effect would have been antidilutive.

     Preferred stock convertible into 4,000,000 shares of common stock at conversion prices ranging from $3.00 - $10.00 per share were not included in the computation of diluted earnings per share for the three months ended March 31, 2000 as their effect would have been antidilutive.

NOTE D: Reportable Segment Data

     The Company believes that all of its material operations are part of the legal services industry, and it currently reports as a single industry segment. The Company's reportable segments are geographically aligned business units and include three regions within the United States, the Western region, the Northeast region and the Southeast region. The Western region includes the Company's operations in California, Colorado and Texas; the Northeast region includes the Company's operations in Illinois, Michigan, New Jersey, New York, Pennsylvania and Washington, D.C.; and the Southeast Region includes the Company's operations in Florida and Georgia.

     The geographic reportable segments of the Company's revenues, operating income and identifiable assets are summarized in the following table. The "Other" column includes corporate related items, income, and expense not allocated to reportable segments.

                                     Western          Northeast     Southeast
Three months ended                   Region           Region          Region         Other        Consolidated
-------------------------        ---------------   ---------------- ---------------- -------------- -----------------
March 31, 2000:
    Revenue                          $10,194           17,589         9,470          (1,658)         35,595
    Operating income                   1,559            2,108         1,115          (6,778)         (1,996)
    Identifiable assets               26,743           26,255        10,666          61,077         124,741

March 31, 1999:
    Revenue                          $10,376           18,127         6,314            --            34,817
    Operating income                   1,825            1,649            10          (2,346)          1,138
    Identifiable assets               18,812           19,160         3,912         111,688         153,572

     No single customer accounted for as much as 10% of consolidated revenue in 2000 and 1999.

This report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements relating to the Company’s plans and objectives for future operations and future economic performance as well as other non-historical information. The Company’s actual results could differ materially from those discussed herein.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Revenues from court reporting services are primarily derived from services provided for recording sworn testimony at depositions and typically are based on the number of pages transcribed, with a significant portion of revenues being derived from the production of additional certified copies. Substantially all of the Company's court reporting services is performed by independent contractors. Under arrangements with independent court reporters, the Company retains a portion of the total court reporting fee and the independent court reporter receives the balance. The different types of court reporting services provided by the Company yield varying profit margins, with accelerated delivery transcripts, transcript copies and compressed transcripts providing higher margins. In addition, profit margins vary among the different geographic markets in which the Company operates. The Company also derives revenues from its DepoNet(R)network, which consists, in part, of approximately 400 affiliated firms in locations not directly served by the Company. Under contractual arrangements with DepoNet(R)members, the Company refers court reporting and certain other assignments to network participants for which it receives an annual fee.

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

Significant Adverse Operating and Financial Developments

     The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses. The Company is unable to pay principal of and interest on its outstanding Loan Agreement due January 3, 2000. The Company was unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Loan Agreement and suspended interest payments due thereunder effective November 1999. The lenders to the Loan agreement have agreed to both forbear receiving the payment of interest for the period November 1999 to April 14, 2000 in the amount of approximately $3.3 million and extend the maturity date of the Loan Agreement to April 14, 2000.

     The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Loan Agreement. To date, the lenders have not agreed to continue to forbear receiving principal and interest or otherwise restructure the terms thereof. The loan is presently due and payable and the lenders to the Loan Agreement presently have the right to accelerate the loan and exercise their remedies under the loan documents, including the foreclosure of their security interest in the Company's assets.

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

Results of Operations

Comparison of years ended March 31, 2000 and 1999

     Revenue. Revenue increased by approximately $.8 million, or 2.2%, to $35.6 million for the three months ended March 31, 2000 from $34.8 million for the three months ended March 31, 1999. The increase is primarily due to an increase in deposition business in the Southwest region.

     Operating Expenses. Operating expenses increased by approximately $.8 million, or 3.9%, to $21.4 million for the three months ended March 31, 2000 from $20.6 million for the three months ended March 31, 1999. The increase is consistent with the increase in revenue. As a percentage of revenues, operating expenses increased to 60.1% for the three months ended March 31, 2000 from 59.1% for the three months ended March 31, 1999. The increase is principally the result of higher reporter fees.

     General and Administrative Expenses. General and administrative expenses increased by approximately $.6 million, or 4.8%, to $12.2 million for the three months ended March 31, 2000 from $11.6 million for the three months ended March 31, 1999. General and administrative expense, as a percentage of revenue, increased to 34.3% for the three months ended March 31, 2000 from 33.5% for the three months ended March 31, 1999. The increase was largely due to expenses relating to consulting and occupancy costs.

     Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately $.3 million, or 23.6%, to $1.1 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. The decrease was due to the write down of $25.7 million of impaired goodwill recorded in the 4th quarter of 1999. The net decrease in amortization expense is partially offset by a change in the estimated period of benefit from 40 to 15 years, also recorded in the 4th quarter of 1999.

     Income from Operations. Income from operations decreased by approximately $.2 million, or 21.0%, to $.9 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. Income from operations, as a percentage of revenues, decreased to 2.5% for the three months ended March 31, 2000 from 3.3% for the three months ended March 31, 1999.

     Other Expense, Net. Other expense, net, consisting primarily of interest expense, increased by approximately $.8 million, or 40.5%, to $2.9 million for the three months ended March 31, 2000 from $2.1 million for the three months ended March 31, 1999. The increase is due to the incurrence of compounding interest from existing debt.

     Provision (Benefit) for Income Taxes. The Company has no recorded tax expense for the three months ended March 31, 2000. For the three months ended March 31, 1999, the Company recorded tax expense of approximately $18,000.

Liquidity and Capital Resources

     The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses. The Company is unable to pay principal of and interest on its outstanding Loan Agreement due January 3, 2000. The Company was unable to repay principal, in the amount of $82.8 million due January 3, 2000 under its Loan Agreement and suspended interest payments due thereunder effective November 1999. The lenders to the Loan agreement have agreed to both forbear receiving the payment of interest for the period November 1999 to April 14, 2000 in the amount of approximately $3.3 million and extend the maturity date of the Loan Agreement to April 14, 2000.

     The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Loan Agreement. To date, the lenders have not agreed to continue to forbear receiving principal and interest or otherwise restructure the terms thereof. The loan is presently due and payable and the lenders to the Loan Agreement presently have the right to accelerate the loan and exercise their remedies under the loan documents, including the foreclosure of their security interest in the Company's assets.

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

Operating Activities

     Net cash provided by operating activities totaled $1.3 million for the three months ended March 31, 2000 compared to $1.0 million used in operating activities for the three months ended March 31, 1999. The cash provided by operating activities is due primarily to an increase in accounts payable and accrued expenses, offset by an increase in net operating loss.

Investing Activities

     Net cash used in investing activities totaled $.2 million and $1.1 million for the three months ended March 31, 2000 and 1999, respectively. The decrease is primarily due to 1999 activity to fund payments for the acquisition of businesses and investments in capital equipment. There was $.004 million in cash used to acquire businesses for the three months ended March 31, 2000 compared to $.3 million for the three months ended March 31, 1999. The Company continues to invest in capital equipment, principally to upgrade facilities, computer systems and photocopy equipment. Such investments totaled $.3 million and $.7 million for the three months ended March 31, 2000 and 1999, respectively.

Financing Activities

     Net cash provided by financing activities for the three months ended March 31, 2000 and 1999 was $.06 million and $2.2, respectively. The decrease is primarily due to increased payments on long term debt offset by an increase in bank overdraft balances for the period March 31, 2000.

     The Company currently has a Loan Agreement with financial institutions which, as amended, provides for borrowings up to $83.5 million based on operating cash flow as defined therein. Borrowings under the Loan Agreement bear interest at the prime rate, plus specified margins. The payment of certain of the margins is deferred until the maturity of the Loan Agreement. The Loan Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and requires maintenance of certain financial covenants. At March 31, 2000, the effective interest rate was 11.2% and aggregate borrowings under the Loan Agreement were $83.0 million.

     At March 31, 2000, the Company had approximately $9.3 million of indebtedness payable to sellers of various acquired businesses.

     The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses. The Company is unable to pay principal of and interest on its outstanding Loan Agreement due January 3, 2000. The Company was unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Loan Agreement and suspended interest payments due thereunder effective November 1999. The lenders to the Loan agreement have agreed to both forbear receiving the payment of interest for the period November 1999 to April 14, 2000 in the amount of approximately $3.3 million and extend the maturity date of the Loan Agreement to April 14, 2000.

     The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Loan Agreement. To date, the lenders have not agreed to continue to forbear receiving principal and interest or otherwise restructure the terms thereof. The loan is presently due and payable and the lenders to the Loan Agreement presently have the right to accelerate the loan and exercise their remedies under the loan documents, including the foreclosure of their security interest in the Company's assets.

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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates as a result of its Loan Agreement, which is based on the Prime Rate.

     Based on the indebtedness outstanding under the Company's Loan Agreement at March 31, 2000, a sensitivity analysis was performed using a hypothetical 10% increase in interest rates. The analysis indicated that the Company's interest expense and net loss for the three months ended March 31, 2000 would have increased by approximately $176,000. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or action management could take to lessen the risk. This also does not take into account any changes in the Company's financial structure that may result from higher interest rates.

PART II.
OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

                      (a) Exhibits-- None

                      (b) Reports on Form 8-K - None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2000

By: Paul H. Bellamy Paul H. Bellamy Chief Executive Officer and Director

By: Steven Wolkenstein Steven Wolkenstein Vice President/Treasurer Corporate Secretary Principal Accounting Officer