Form 10-Q
period 2000-06-30
ESQUIRE COMMUNICATIONS LTD
filed 2000-08-21
CIK 898015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2000

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from___________ to_____________

Commission file number: 1-11782

ESQUIRE COMMUNICATIONS LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3703760 (I.R.S. Employer Identification No.)

2100 N. Broadway, Suite 210, Santa Ana, CA (Address of principal executive offices)	92706 (Zip Code)

           Registrant's telephone number including area code:    (800) 496-4969

           750 "B" Street, San Diego, CA    92101
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

           Yes   X     No

          At August 14, 2000 there were outstanding 5,340,173 shares of Common Stock, $.02 par value.

INDEX

Page

Part I. Item 1.	Financial Information Financial Statements

Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4

Item 2. Item 3. Part II.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk Other information Signatures	9 13 14 15

ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

                                                                          June 30,          December 31,
                           Assets (Pledged)                                 2000                1999
                                                                        --------------     -------------
                                                                          (unaudited)

Current assets:
    Cash                                                                $   1,283           $   1,554
    Accounts receivable, less allowance for doubtful accounts of
       $4,017 in 2000 and $5,281 in 1999                                   31,421              28,427
    Prepaid expenses and other current assets                                 982               1,311
                                                                        ---------           ---------

            Total current assets                                           33,686              31,292

Property and equipment, net                                                 4,923               5,451
Goodwill, net of accumulated amortization of $6,258 in 2000
    and $7,100 in 1999                                                     55,174              86,079
Other assets, less accumulated amortization of  $2,612 in 2000
    and $2,612 in 1999                                                        321                 321
                                                                       ----------          ----------

                                                                       $   94,104          $  123,143
                                                                       ==========          ==========
                 Liabilities and Stockholders' Equity

Current liabilities:
    Bank overdraft                                                     $                   $    2,312
    Accounts payable                                                        8,210               7,629
    Accrued expenses                                                       10,864               9,057
    Senior Debt, including accrued interest of $7,524 in 2000
    and $2,246 in 1999                                                     90,536              85,088
    Subordinated Promissory Notes, net of unamortized discount and other obligations including accrued interest
        and dividends $4,332 in 2000 and $3,405 in 1999                    14,765               9,967
                                                                       ----------          ----------

            Total current liabilities                                     124,375             114,053

Long-term debt, including related parties, net of unamortized
discount                                                                      148               5,657
Other liabilities                                                             880                831
                                                                       ----------          ----------

            Total liabilities                                             125,403             120,541
                                                                       ----------          ----------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized in series:  Series A convertible preferred stock 22,500 shares authorized; 22,500 shares issued and outstanding in 2000
          and 1999; $22,500 aggregate liquidation preference in 2000
          and 1999                                                            --                  --
       Series C convertible preferred stock 2,500 shares authorized;
          2,500 shares issued and outstanding in 2000 and 1999;
          $2,500 aggregate liquidation preference in 2000 and 1999            --                  --
    Common stock, $.02 par value, 100,000,000 shares authorized;
       5,445,673 and 5,426,229 shares issued in 2000 and 1999,
       respectively; 5,340,173 and 5,334,479 shares outstanding
       in 2000 and 1999, respectively                                         106                 105
    Additional paid-in capital                                             51,567              51,556
    Treasury stock, at cost - 105,500 and 91,750 shares
       in 2000 and 1999, respectively                                        (551)               (550)
    Notes receivable - stockholder                                         (1,156)             (1,156)
    Accumulated deficit                                                   (81,265)            (47,353)
                                                                       -----------          ----------
            Total stockholders' equity                                    (31,299)              2,602
                                                                       -----------          ----------
                                                                         $ 94,104            $123,143
                                                                       ===========          ==========

See accompanying notes to consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

                                                  FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                    JUNE 30,     JUNE 30,        JUNE 30,    JUNE 30,
                                                     2000         1999            2000        1999
                                                 ----------   ----------        ---------- ----------

REVENUE                                         $   36,397    $   38,876         71,992    $   73,693
                                                ----------    ----------     ----------    ----------
COSTS AND EXPENSES:
    OPERATING EXPENSES                              21,956        23,347         43,333        43,927
    GENERAL AND ADMINISTRATIVE EXPENSES             11,961        12,172         24,174        23,839
    DEPRECIATION AND AMORTIZATION                    2,677         1,542          3,783         2,992
    ASSET WRITE DOWN (IMPAIRMENT)                   28,042          --           28,042          --
                                                ----------    ----------     ----------    ----------
                                                    64,636        37,061         99,332        70,758
                                                ----------    ----------     ----------    ----------
              INCOME FROM OPERATIONS               (28,239)        1,815        (27,340)        2,935
                                                ----------    ----------     ----------    ----------
INTEREST EXPENSE, NET                               (2,927)       (2,514)        (5,822)       (4,574)
                                                ----------    ----------     ----------    ----------
              LOSS BEFORE PROVISION (BENEFIT)
                 FOR INCOME TAXES                  (31,166)         (699)       (33,162)       (1,639)
PROVISION (BENEFIT) FOR INCOME TAXES                  --            --             --            --
                                                ----------    ----------     ----------    ----------
              NET LOSS                             (31,166)         (699)       (33,162)       (1,639)
DIVIDENDS ON PREFERRED STOCK                          (375)         (375)          (750)         (740)
                                                ----------    ----------     ----------    ----------
              NET LOSS APPLICABLE TO COMMON
                 STOCKHOLDERS                   $  (31,541)   $   (1,074)       (33,912)   $   (2,379)
                                                ==========    ==========     ===========   ==========
NET LOSS PER COMMON SHARE:
    BASIC AND DILUTED                           $    (5.91)   $    (0.21)         (6.35)   $    (0.45)
                                                ==========    ==========     ===========   ==========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                            5,340,173     5,173,767      5,340,173     5,327.090

See accompanying notes to consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2000 and 1999

(In thousands)

(Unaudited)

                                                               June 30,    June 30,
                                                                2000        1999
                                                              --------    --------

Cash flows from operating activities:
  Net loss                                                    $(33,912)   $ (2,379)
  Adjustments to reconcile net
  loss to net cash provided by (used in)
  operating activities, excluding effect
  of business acquisitions:                                       --          --
    Depreciation and                                             3,783       2,992
    amortization
    (Increase) decrease in                                        --          --
    assets:
      Asset writedown                                           28,042
      Accounts receivable,                                      (2,993)     (5,402)
      net
      Prepaid expenses and                                         327       1,041
      other current assets
    Increase (decrease) in                                        --          --
    liabilities:
      Accounts payable &                                         2,387         875
      accrued expenses
      Accrued interest and                                       6,206       2,008
      dividends
      Other liabilities                                             49         (16)
                                                               --------    --------

         Net cash provided (used in)
          by operating activites                                 3,887        (881)
                                                              ---------   --------

Cash flows from investing activities:

    Acquisitions of businesses, net of cash acquired              --        (1,938)
    Purchases of property and equipment                           (380)     (1,825)
                                                              ---------   --------

              Net cash used in investing activities               (380)     (3,763)
                                                              ---------   --------

Cash flows from financing activities:                             --          --
     Increases/Decreases Bank overdraft                         (2,312)        233
     Proceeds from long-term debt                                  170       4,527
     Principal payments on notes                                (1,636)     (2,229)
     Proceeds from issuance of Series C                           --          --
     convertible preferred stock, net                             --         2,486

             Net cash provided by financing
             activities                                         (3,778)      5,017
                                                              --------    --------

Net increase in cash                                              (271)        373
Cash at beginning of  period                                     1,554         933
                                                              --------    --------

Cash at end of period                                         $  1,283    $  1,306
                                                              ========    ========

Supplemental information:
     Interest paid during the period                          $   --      $  4,087
                                                              --------    --------
     Income taxes paid during the period                      $     30    $   --
                                                              --------    --------
     Preferred stock dividends accrued and unpaid             $    750    $  2,138
                                                              --------    --------

See accompanying notes to consolidated financial statements

ESQUIRE COMMUNICATIONS LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000

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

          The consolidated financial statements include the accounts of Esquire Communications Ltd. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In addition, certain accounts in the prior period have been reclassified to conform to the presentation for the quarter ended June 30, 2000.

          The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses.

          The Company was and continues to be unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Senior Debt Agreement ("Senior Debt") and suspended interest payments due thereunder effective November 1999. The senior debt increased to $83 million at June 30, 2000. Interest accrued and remaining unpaid on the Senior Debt for the period of November 1999 through June 30, 2000 totaled $5.3 million.

          During the first quarter of 2000 the lenders ("Senior Lenders") under the Senior Debt Agreement agreed to (i) forbear from exercising their remedies under the Senior Debt loan documents, (ii) suspend the payment of interest for the period commencing November, 1999 and ending April 14, 2000, and (iii) extend the maturity date of the Senior Debt to April 14, 2000. However, the Senior Lenders did not continue the forbearance period or otherwise agree to restructure the terms of the underlying loan beyond April 14, 2000.

          Effective June 8, 2000 the Senior Lenders exercised their rights to require the Company to cease payments due to holders of Subordinated Promissory Notes ("Subordinated Note Holders"). Such Subordinated Notes were given by the Company as partial consideration in connection with prior business acquisitions. The aggregate principal amount, net of unamortized discount, and accrued interest associated with the subordinated Notes outstanding as of June 30, 2000, was $8.0 million and $.4 million respectively.

          Additionally, the Company does not anticipate being able to repay a Subordinated Note, due a preferred stockholder October, 1999 ("Preferred Note Holder") and subsequently extended until October 16, 2000 in the principal amount of $1.5 million together with accrued interest of $.3 million, as of June 30, 2000.

          The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Senior Debt Agreement. The Senior Debt and accrued interest thereunder is currently due and payable and the Senior Debt lenders presently have the right to exercise their remedies under the Senior Debt loan documents, including the foreclosure of their security interest in the Company's assets.

          Payments to Preferred and Subordinated Note Holders is uncertain. Non-payment to Subordinated Note Holders gives rise to potential remedies that could have a significant adverse effect on the operations and cash flow of the Company.

          Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is uncertain and cannot be assured.

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

          The Company's consolidated financial statements for the year ended December 31, 1999 have been prepared and audited assuming the Company will continue as a going concern. The independent auditor's report expressed on those financial statements contains a paragraph emphasizing certain conditions that "raise substantial doubt about the Company's ability to continue as a going concern".

          One of the potential outcomes of the events described above could result in the ultimate liquidation of the Company.

NOTE B: Impairment Of Long-Lived Assets & Associated Asset Write-Downs

          Long-Lived assets and certain identifiable intangibles are reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows.

          Goodwill related to certain operating locations was deemed impaired and a charge to operating earnings of $25.7 million was recognized in the fourth quarter of 1999. Goodwill related to the same and certain other operating locations was deemed to be further impaired and an additional charge to operating earnings of $28 million was recognized at June 30,2000. Total goodwill impairment recognized through June 30, 2000 amounted to $53.7 million.

          The Company determined the goodwill impairment by measuring the difference between the carrying amount of goodwill to fair value (calculated as the discounted projected cash flows for disaggregated locations using a discount rate commensurate with the risk involved). The discount rate used at June 30, 2000 was 18%.

          The Company believes that this is the appropriate method of measurement of the remaining fair value of goodwill, considering the Company's circumstances, particularly with the continuing exposure to the decline in revenues and margins in certain disaggregated locations.

NOTE C: Debt

          The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses.

          The Company was and continues to be unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Senior Debt Agreement ("Senior Debt") and suspended interest payments due thereunder effective November 1999. The Senior Debt increased to $83 million at June 30, 2000. Interest accrued and remaining unpaid on the Senior Debt for the period of November 1999 through June 30, 2000 totaled $5.3 million.

          During the first quarter of 2000 the lenders ("Senior Lenders") under the Senior Debt Agreement agreed to (i) forbear from exercising their remedies under the Senior Debt loan documents, (ii) suspend the payment of interest for the period commencing November 1999 and ending April 14, 2000, and (iii) extend the maturity date of the Senior Debt to April 14, 2000. However, the Senior Lenders did not continue the forbearance period or otherwise agree to restructure the terms of the underlying loan beyond April 14, 2000.

          Effective June 8, 2000 the Senior Lenders exercised their rights to require the Company to cease payments due to holders of Subordinated Promissory Notes ("Subordinated Note Holders"). Such Subordinated Notes were given by the Company as partial consideration in connection with prior business acquisitions. The aggregate principal amount, net of unamortized loan discount, and accrued interest associated with the subordinated Notes outstanding as of June 30, 2000, was $8.0 million and $.4 million respectively.

          Additionally, the Company does not anticipate being able to repay a Subordinated Note, due a preferred stockholder October, 1999 ("Preferred Note Holder") and subsequently extended until October 16, 2000 in the principal amount of $1.5 million together with accrued interest of $.3 million, as of June 30, 2000.

          The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Senior Debt Agreement. The Senior Debt and accrued interest thereunder is currently due and payable and the Senior Debt lenders presently have the right to exercise their remedies under the Senior Debt loan documents, including the foreclosure of their security interest in the Company's assets.

          Payments to Preferred and Subordinated Note Holders is uncertain. Non-payment to Subordinated Note Holders gives rise to potential remedies that could have a significant adverse effect on the operations and cash flow of the Company.

          Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is uncertain and cannot be assured.

          One of the potential outcomes of the events described above could result in the ultimate liquidation of the Company.

NOTE D: Earnings (loss) per Common Share

          Earnings (loss) per share was computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement 128). Basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares plus the dilutive effects of common shares contingently issuable from options, warrants and convertible securities. For the three and six months ended June 30, 2000 and for the three and six months ended June 30, 1999, common stock options, warrants and convertible securities are excluded from the computation of net earnings (loss) per share due to their anti-dilutive effect.

NOTE E: Reportable Segment Data

          The Company believes that all of its material operations are part of the legal services industry, and it currently reports as a single industry segment. The Company's geographically aligned units include three regions within the United States, the Western region, the Northeast region and the Southeast region. The Western region includes the Company's operations in California, Colorado and Texas; the Northeast region includes the Company's operations in Illinois, Michigan, New Jersey, New York, Pennsylvania and Washington, D.C.; and the Southeast Region includes the Company's operations in Florida and Georgia.

          The geographic reportable segments of the Company’s revenues, operating income and identifiable assets are summarized in the following table. The “Other” column includes corporate related items, income, and expense not allocated to reportable segments.

(In Thousands)

Three months     Western         Northeast   Southeast
ended             Region          Region       Region         Other       Consolidated
--------------   -----------   ------------ ------------ ------------   -----------------------

June 30, 2000:

 Revenue           $  9,870      18,615        9,138         (1,226)        36,397
Operating
   Income             1,504       2,417          714        (32,874)       (28,239)
Identifiable
   Assets            28,407      29,423       11,829         24,445         94,104

June 30, 1999:

Revenue            $ 11,681      20,166        7,029           --           38,876
Operating
   Income             2,406       2,509          457         (3,557)         1,815
Identifiable
   Assets            21,877      22,364        6,386        107,906        158,533

Six months ended    Western     Northeast     Southeast
ended               Region       Region         Region        Other        Consolidated
----------------   --------    ----------     ----------    ----------   ----------------
June 30, 2000:

Revenue            $ 20,064      36,204       18,608         (2,884)        71,992
Operating
   Income             3,065       4,589        1,829        (36,823)       (27,340)
Identifiable
   Assets            28,407      29,423       11,829         24,445         94,104

June 30, 1999:

Revenue            $ 22,057      38,293       13,343            --          73,693
Operating
   Income             4,231       4,160        1,062         (6,518)         2,935
Identifiable
    Assets           21,877      22,364        6,386        107,906        158,533

NOTE F: SAB 101 – Recent Accounting Pronouncements

          In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We will be required to adopt SAB 101 in the fourth quarter of the 2000 fiscal year. We do not expect the adoption of SAB 101 will have a material effect on our financial position or results of operation.

This report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements relating to the Company's plans and objectives for future operations and future economic performance as well as other non-historical information. The Company's actual results could differ materially from those discussed herein.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          Revenues from court reporting services are primarily derived from services provided for recording sworn testimony at depositions and typically are based on the number of pages transcribed, with a significant portion of revenues being derived from the production of additional certified copies. Substantially all of the Company's court reporting services are performed by independent contractors. Under arrangements with independent court reporters, the Company retains a portion of the total court-reporting fee and the independent court reporter receives the balance. The different types of court reporting services provided by the Company yield varying profit margins, with accelerated delivery transcripts, transcript copies and compressed transcripts providing higher margins. In addition, profit margins vary among the different geographic markets in which the Company operates. The Company also derives revenues from its DepoNet(R) network, which consists, in part, of approximately 400 affiliated firms in locations not directly served by the Company. Under contractual arrangements with DepoNet(R) members, the Company refers court reporting and certain other assignments to network participants for which it receives an annual fee.

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

          The Company was and continues to be unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Senior Debt Agreement ("Senior Debt") and suspended interest payments due thereunder effective November 1999. The senior debt increased to $83 million at June 30, 2000. Interest accrued and remaining unpaid on the Senior Debt for the period of November 1999 through June 30, 2000 totaled $5.3 million.

          During the first quarter of 2000 the lenders under the Senior Debt Agreement ("Senior Lenders") agreed to (i) forbear from exercising their remedies under the Senior Debt loan documents, (ii) suspend the payment of interest for the period commencing November, 1999 and ending April 14, 2000, and (iii) extend the maturity date of the Senior Debt to April 14, 2000. However, the Senior Lenders did not continue the forbearance period or otherwise agree to restructure the terms of the underlying loan beyond April 14, 2000.

          Effective June 8, 2000 the Senior Lenders exercised their rights to require the Company to cease payments due to holders of Subordinated Promissory Notes ("Subordinated Note Holders"). Such Subordinated Notes were given by the Company as partial consideration in connection with prior business acquisitions. The aggregate principal amount, net of unamortized loan discount, and accrued interest associated with the subordinated Notes outstanding as of June 30, 2000, was $8.0 million and $.4 million respectively.

          Additionally, the Company does not anticipate being able to repay a Subordinated Note, due a preferred stockholder October, 1999 ("Preferred Note Holder") and subsequently extended until October 16, 2000 in the principal amount of $1.5 million together with accrued interest of $.3 million, as of June 30, 2000.

          The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Senior Debt Agreement. The Senior Debt and accrued interest thereunder is currently due and payable and the Senior Debt lenders presently have the right to exercise their remedies under the Senior Debt loan documents, including the foreclosure of their security interest in the Company's assets.

          Payments to Preferred and Subordinated Note Holders is uncertain. Non-payment to Subordinated Note Holders gives rise to potential remedies that could have a significant adverse effect on the operations and cash flow of the Company.

          Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is uncertain and cannot be assured.

          One of the potential outcomes of the events described above could result in the ultimate liquidation of the Company.

Results of Operations(In Thousands)

Comparison of years ended June 30, 2000 and 1999

          Revenue. Revenue decreased by approximately $2,479, or 6.4%, to $36,397 from $38,876 and $1,701, or 2.3% to $71,992 from $73,693 for the three and six months ended June 30, 2000 and 1999, respectively. The decrease is primarily due to a downturn in deposition business in the Western and Northeastern regions.

          Operating Expenses. Operating expenses decreased by approximately $1,391, or 6.0%, to $21,956 from $23,347 and $594, or 1.4% to $43,333 from $43,927 for the three and six months ended June 30, 2000 and 1999, respectively. The decrease is principally the result of lower reporter fees, proportionate to the decrease in revenues.

          General and Administrative Expenses. General and administrative expenses decreased by approximately $211, or 1.7%, to $11,961 from $12,172 and increased $335, or 1.4% to $24,174 from $23,839 for the three and six months ended June 30, 2000 and 1999, respectively. General and administrative expense, as a percentage of revenue, increased to 32.9% and 33.6% for the three and six months ended June 30, 2000 from 31.3% and 32.4% for the three and six months ended June 30, 1999. The increase was largely due to increased receivable write offs and occupancy costs.

          Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $1,135, or 73.6%, to $2,677 from $1,542 and $791, or 26.4% to $3,783 from $2,992 for the three and six months ended June 30, 2000 and 1999, respectively. The increase in amortization expense is primarily due to the change in the estimated period of benefit from 40 to 15 years during the 4th quarter of 1999, partially offset by the write down of $25,700 of impaired goodwill recorded in the 4th quarter of 1999 and $28,042 in the 2nd quarter of 2000.

          Goodwill Impairment. During the fourth quarter of 1999 the Company recognized an asset write down and other charges of $27,000, including $25,700 due to the impairment of goodwill. The Company recognized an additional asset write down of $28,042 due to further impairment of goodwill as of June 30, 2000. Goodwill associated with under performing acquisitions has been written down to estimated recovery value (calculated as presently projected cash flows, discounted at a rate of 18% of disaggregated locations).

          Income from Operations. Income from operations decreased by approximately $30,054, or 1655.9%, to $(28,239) from $1,815 and $30,275, or 1031.5% to $(27,340) from $2,935 for the three and six months ended June 30, 2000 and 1999, respectively. Income from operations, as a percentage of revenues, decreased to (77.6)% and (38.0)% for the three and six months ended June 30, 2000 from 4.7% and 4.0% for the three and six months ended June 30, 1999.

          Interest Expense, Net. Interest expense increased by approximately $413, or 16.4%, to $2,927 from $2,514 and $1,248, or 27.3% to $5,822 from $4,574 for the three and six months ended June 30, 2000 and 1999, respectively. The increase is due to the incurrence of compounding interest from existing debt.

          Provision (Benefit) for Income Taxes. The Company has no recorded tax expense for the six months ended June 30, 2000 and 1999.

Liquidity and Capital Resources

          The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses.

          The Company was and continues to be unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Senior Debt Agreement ("Senior Debt") and suspended interest payments due thereunder effective November 1999. The Senior Debt increased to $83 million at June 30 2000. Interest accrued and remaining unpaid on the Senior Debt for the period of November 1999 through June 30, 2000 totaled $5.3 million.

          During the first quarter of 2000 the lenders under the Senior Debt Agreement ("Senior Lenders") agreed to (i) forbear from exercising their remedies under the Senior Debt loan documents, (ii) suspend the payment of interest for the period commencing November, 1999 and ending April 14, 2000, and (iii) extend the maturity date of the Senior Debt to April 14, 2000. However, the Senior Lenders did not continue the forbearance period or otherwise agree to restructure the terms of the underlying loan beyond April 14, 2000.

          Effective June 8, 2000 the Senior Lenders exercised their rights to require the Company to cease payments due to holders of Subordinated Promissory Notes ("Subordinated Note Holders"). Such Subordinated Notes were given by the Company as partial consideration in connection with prior business acquisitions. The aggregate principal amount, net of unamortized loan discount, and accrued interest associated with the subordinated Notes outstanding as of June 30, 2000, was $8.0 million and $.4 million respectively.

          Additionally, the Company does not anticipate being able to repay a Subordinated Note, due a preferred stockholder October, 1999 ("Preferred Note Holder") and subsequently extended until October 16, 2000 in the principal amount of $1.5 million together with accrued interest of $.3 million, as of June 30, 2000.

          The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Senior Debt Agreement. The Senior Debt and accrued interest thereunder is currently due and payable and the Senior Debt lenders presently have the right to exercise their remedies under the Senior Debt loan documents, including the foreclosure of their security interest in the Company's assets.

          Payments to Preferred and Subordinated Note Holders is uncertain. Non-payment to Subordinated Note Holders gives rise to potential remedies that could have a significant adverse effect on the operations and cash flow of the Company.

          Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is uncertain and cannot be assured.

          One of the outcomes of the events described above could result in the ultimate liquidation of the Company.

Operating Activities

          Net cash provided by (used in) operating activities totaled $3,887 for the six months ended June 30, 2000 compared to $(881) used in operating activities for the six months ended June 30, 1999. The cash provided by operating activities is due primarily to an increase in accounts payable and accrued expenses and reduced accounts receivables, offset by an increase in net operating loss.

Investing Activities

          Net cash used in investing activities totaled $380 and $3,763 for the six months ended June 30, 2000 and 1999, respectively. The decrease is primarily due to 1999 activity to fund payments for the acquisition of businesses and investments in capital equipment. There was no cash used to acquire businesses for the six months ended June 30, 2000 compared to $1,938 for the six months ended June 30, 1999. The Company continues to invest in capital equipment, principally to upgrade facilities, computer systems and photocopy equipment. Such investments totaled $380 and $1,825 for the six months ended June 30, 2000 and 1999, respectively.

Financing Activities

          The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses.

          Net cash provided by financing activities for the six months ended June 30, 2000 and 1999 was $(3,778) and $5,017, respectively. The change is primarily due to the elimination of borrowings with our financial partners during 2000 and the reduction of bank overdraft balances maintained in the 4th quarter of 1999 and the 1st quarter of 2000.

          The Company currently has a Senior Debt Agreement with financial institutions, which, as amended, provides for borrowings up to $83.5 million based on operating cash flow as defined therein. Borrowings under the Senior Debt Agreement bear interest at the prime rate, plus specified margins. The payment of certain of the margins is deferred until the maturity of the Senior Debt Agreement. The Senior Debt Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and requires maintenance of certain financial covenants. At June 30, 2000, the effective interest rate was 11.2% and aggregate borrowings under the Senior Debt Agreement were $83 million.

          The Company was and continues to be unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Senior Debt Agreement ("Senior Debt") and suspended interest payments due thereunder effective November 1999. The senior debt increased to $83 million million at June 30, 2000. Interest accrued and remaining unpaid on the Senior Debt for the period of November 1999 through June 30, 2000 totaled $5.3 million.

          During the first quarter of 2000 the lenders under the Senior Debt Agreement ("Senior Lenders") agreed to (i) forbear from exercising their remedies under the Senior Debt loan documents, (ii) suspend the payment of interest for the period commencing November 1999 and ending April 14, 2000, and (iii) extend the maturity date of the Senior Debt to April 14, 2000. However, the Senior Lenders did not continue the forbearance period or otherwise agree to restructure the terms of the underlying loan beyond April 14, 2000.

          Effective June 8, 2000 the Senior Lenders exercised their rights to require the Company to cease payments due to holders of Subordinated Promissory Notes ("Subordinated Note Holders"). Such Subordinated Notes were given by the Company as partial consideration in connection with prior business acquisitions. The aggregate principal amount, net of unamortized loan discount, and accrued interest associated with the subordinated Notes outstanding as of June 30, 2000, was $8.0 million and $.4 million respectively.

          Additionally, the Company does not anticipate being able to repay a Subordinated Note, due a preferred stockholder October, 1999 ("Preferred Note Holder") and subsequently extended until October 16, 2000 in the principal amount of $1.5 million together with accrued interest of $.3 million, as of June 30, 2000.

          The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Senior Debt Agreement. The Senior Debt and accrued interest thereunder is currently due and payable and the Senior Debt lenders presently have the right to exercise their remedies under the Senior Debt loan documents, including the foreclosure of their security interest in the Company's assets.

          Payments to Preferred and Subordinated Note Holders is uncertain. Non-payment to Subordinated Note Holders gives rise to potential remedies that could have a significant adverse effect on the operations and cash flow of the Company.

          Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is uncertain and cannot be assured.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to changes in interest rates as a result of its Senior Debt Agreement, which is based on the Prime Rate.

          Based on the indebtedness outstanding under the Company's Senior Debt Agreement at June 30, 2000, a sensitivity analysis was performed using a hypothetical 10% increase in the stated prime rate of 10%, plus applicable margins. The analysis indicated that the Company's interest expense and net loss for the three and six months ended June 30, 2000 would have increased by approximately $207,500 and $415,000, respectively. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or action management could take to lessen the risk. This also does not take into account any changes in the Company's financial structure that may result from higher interest rates.

PART II.
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits-- None

          (b) Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2000

By: /s/ Paul H. Bellamy Paul H. Bellamy Chief Executive Officer and Director

By: /s/ Joseph J. Trentacosta Joseph J.Trentacosta Chief Financial Officer