Form 10-Q
period 2000-09-30
ESQUIRE COMMUNICATIONS LTD
filed 2000-11-14
CIK 898015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________ to_____________

Commission file number: 1-11782

ESQUIRE COMMUNICATIONS, LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3703760 (I.R.S. Employer Identification No.)

2100 North Broadway, Suite 210, Santa Ana, CA (Address of principal executive offices)	92706 (Zip Code)

Registrant's telephone number including area code:	(800) 888-6949

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

Yes   X     No

At November 9, 2000 there were outstanding 5,340,173 shares of Common Stock, $.02 par value.

INDEX

Page

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Part II.	Other information	16

Signatures	17

ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

                                                                         September 30,      December 31,
                           Assets (Pledged)                                 2000                1999
                                                                       ----------------   -----------------
                                                                         (unaudited)

Current assets:
    Cash                                                            $        3,002     $         1,554
    Accounts receivable, less allowance for doubtful accounts of
       $3,974 in 2000 and $5,281 in 1999                                    31,681              28,427
    Prepaid expenses and other current assets                                1,258               1,311
                                                                     -----------------   ----------------

            Total current assets                                            35,941              31,292

Property and equipment, net                                                  4,498               5,451
Goodwill, net of accumulated amortization of $7,210 in 2000
    and $7,100 in 1999                                                      54,222              86,079
Other assets, net of accumulated amortization of  $2,607 in 2000
    and $2,612 in 1999                                                         303                 321
                                                                     -----------------   ----------------

                                                                    $       94,964     $       123,143
                                                                       ================   =================

                 Liabilities and Stockholders' Equity

Current liabilities:
    Bank overdraft                                                              --     $         2,312
    Accounts payable                                                         7,990               7,629
    Accrued expenses                                                        11,085               9,057
    Senior debt, including accrued interest of $10,244 in 2000
    and $2,246 in 1999                                                      93,304              85,088
    Subordinated promissory notes, net of unamortized discount and other obligations including accrued interest
        and dividends $4,877 in 2000 and $3,405 in 1999                     15,234               9,967
                                                                     -----------------   ----------------

            Total current liabilities                                      127,613             114,053

Long-term debt, including related parties                                      106               5,657
Other liabilities                                                              904                 831
                                                                     -----------------   ----------------

            Total liabilities                                              128,623             120,541
                                                                     -----------------   ----------------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
       authorized in series:
       Series A convertible preferred stock 22,500 shares authorized;
          22,500 shares issued and outstanding in 2000 and 1999;
          $22,500 aggregate liquidation preference in 2000 and 1999             --                  --
       Series C convertible preferred stock 2,500 shares authorized;
          2,500 shares issued and outstanding in 2000 and 1999;
          $2,500 aggregate liquidation preference in 2000 and 1999              --                  --
    Common stock, $.02 par value, 100,000,000 shares authorized;
       5,445,673 and 5,426,229 shares issued in 2000 and 1999,
       respectively; 5,340,173 and 5,334,479 shares outstanding
       in 2000 and 1999, respectively                                          106                 105
    Additional paid-in capital                                              51,567              51,556
    Treasury stock, at cost - 105,500 and 91,750 shares
       in 2000 and 1999, respectively                                         (551)               (550)
    Notes receivable - stockholder                                          (1,156)             (1,156)
    Accumulated deficit                                                    (83,625)            (47,353)
                                                                     -----------------   ----------------

            Total stockholders' equity                                     (33,659)              2,602
                                                                     -----------------   ----------------

                                                                    $       94,964     $       123,143
                                                                       ================   =================

          See accompanying notes to consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

                                             For the Three Months Ended             For the Nine Months Ended
                                           September 30,      September 30,      September 30,     September 30,
                                              2000              1999               2000               1999
                                         --------------   ---------------  ---------------  -----------------

Revenue                                  $    35,652      $     38,159      $   107,644      $   111,852
                                         --------------   ---------------  ---------------  -----------------

Costs and expenses:
    Operating expenses                        21,236            23,398           64,569           67,325
    General and administrative expenses       11,839            12,139           36,013           35,955
    Depreciation and amortization              1,563             1,633            5,346            4,624
    Goodwill impairment                           --                --           28,042               --
                                         --------------   ---------------  ---------------  -----------------

                                              34,638            37,170          133,970          107,904
                                         --------------   ---------------  ---------------  -----------------

           Income from operations              1,014               989          (26,326)           3,948
                                         --------------   ---------------  ---------------  -----------------

Interest expense, net                         (2,999)           (2,708)          (8,821)          (7,282)
                                         --------------   ---------------  ---------------  -----------------

       Loss before provision
         for income taxes                     (1,985)           (1,719)         (35,147)          (3,334)

Provision for income taxes                        --                41               --               65
                                         --------------   ---------------  ---------------  -----------------

               Net loss                       (1,985)           (1,760)         (35,147)          (3,399)

Dividends on preferred stock                    (375)             (375)          (1,125)          (1,115)
                                         --------------   ---------------  ---------------  -----------------

       Net loss applicable to common
         stockholders                    $    (2,360)     $     (2,135)     $   (36,272)     $    (4,514)
                                         ==============   ===============  ===============  =================

Net loss per common share:
    Basic and diluted                          (0.44)            (0.41)           (6.79)           (0.85)
                                         ==============   ===============  ===============  =================

Weighted-average shares outstanding:
    Basic and diluted                      5,340,173           5,186,111        5,340,173        5,329,580

          See accompanying notes to consolidated financial statements.

ESQUIRE COMMUNICATIONS LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2000 and 1999

(In thousands)

(Unaudited)

                                                                         For the Nine Months Ended
                                                                       September 30,     September 30,
                                                                          2000              1999
                                                                     ----------------  ----------------

Cash flows from operating activities:
    Net loss                                                      $      (36,272)    $      (4,514)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities, excluding effect of business acquisitions:
         Depreciation and amortization                                     5,346             4,627
         Provision for deferred income taxes                                  --                47
         (Increase) decrease in assets:
            Asset writedown                                               28,042                --
            Accounts receivable, net                                      (3,254)           (6,655)
            Prepaid expenses and other current assets                         71               366
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                          2,389             1,500
            Accrued interest and dividends                                 9,470             3,889
            Other liabilities                                                 73              (134)
                                                                     ----------------  ----------------

                 Net cash provided by (used in) operating activities       5,865              (874)
                                                                     ----------------  ----------------

Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired                          --            (1,379)
    Purchases of property and equipment                                     (569)           (2,094)
                                                                     ----------------  ----------------

                 Net cash used in investing activities                      (569)           (3,473)
                                                                     ----------------  ----------------

Cash flows from financing activities:
    (Decrease) increase in bank overdraft                                 (2,312)            1,903
    Proceeds from long-term debt                                             219             4,627
    Principal payments on notes and other debt                            (1,755)           (3,940)
    Proceeds from issuance of Series C convertible
       preferred stock, net                                                   --             2,485
                                                                     ----------------  ----------------

                 Net cash (used in) provided by financing
                      activities                                          (3,848)            5,075
                                                                     ----------------  ----------------

Net increase in cash                                                       1,448               728
Cash at beginning of  period                                               1,554               933
                                                                     ----------------  ----------------

Cash at end of period                                             $        3,002     $       1,661
                                                                     ================  ================

Supplemental information:
    Interest paid during the period                               $          200     $       4,087
                                                                     ----------------  ----------------
    Income taxes paid during the period                           $           44     $          68
                                                                     ----------------  ----------------
    Preferred stock dividends accrued and unpaid                  $        1,125     $       1,115
                                                                     ----------------  ----------------

          See accompanying notes to consolidated financial statements.

ESQUIRE COMMUNICATIONS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000

NOTE A: Basis of Presentation

          The accompanying unaudited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be attained for an entire year. The balance sheet at December 31, 1999 is derived from audited financial statements at that date. For further information, refer to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

          The consolidated financial statements include the accounts of Esquire Communications, Ltd. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In addition, certain accounts in the prior period have been reclassified to conform to the presentation for the quarter ended September 30, 2000.

          The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses.

          The Company was and continues to be unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Senior Debt Agreement ("Senior Debt") and suspended interest payments due thereunder effective November 1999. The Senior Debt increased to $83.1 million at September 30, 2000. Interest accrued and remaining unpaid on the Senior Debt for the period of November 1999 through September 30, 2000 totaled $8.0 million.

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

           Effective June 8, 2000 the Senior Lenders exercised their rights to require the Company to cease payments due to holders of Subordinated Promissory Notes ("Subordinated Note Holders"). Such Subordinated Promissory Notes were given by the Company as partial consideration in connection with prior business acquisitions. The aggregate principal amount, net of unamortized discount, and accrued interest associated with the Subordinated Notes outstanding as of September 30, 2000, was $8.0 million and $0.5 million respectively.

           Additionally, the Company does not anticipate being able to repay a Subordinated Note, due a preferred stockholder October, 1999 ("Preferred Note Holder") and subsequently extended until October 16, 2000 in the principal amount of $1.5 million together with accrued interest of $0.4 million, as of September 30, 2000.

          The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Senior Debt Agreement. The Senior Debt and accrued interest thereunder is currently due and payable and the Senior Lenders presently have the right to exercise their remedies under the Senior Debt loan documents, including the foreclosure of their security interest in the Company's assets.

           Payments to Preferred Stockholders and Subordinated Note Holders are uncertain. Non-payment to Subordinated Note Holders gives rise to potential remedies that could have a significant adverse effect on the operations and cash flow of the Company. In this regard, the Company is aware that at least two of the Subordinated Note Holders, one of whom, prior to September 2000, was a member of The Board of Directors of the Company, have recently established operations which compete with the Company's operations in California. Further, a number of the Subordinated Note Holders have notified the Company of their acceleration of the underlying indebtedness in accordance with the terms of the Subordinated Promissory Notes, however this indebtedness remains subordinated to the Senior Debt.

          Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is uncertain and can not be assured.

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

NOTE B: Impairment Of Long-Lived Assets & Associated Asset Write-Downs

           Long-Lived assets and certain identifiable intangibles are reviewed for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows.

           Goodwill related to certain operating locations was deemed impaired and a charge to operating earnings of $25.7 million was recognized in the fourth quarter of 1999. Goodwill related to the same and certain other operating locations was deemed to be further impaired and an additional charge to operating earnings of $28.0 million was recognized at June 30, 2000. Total goodwill impairment recognized through September 30, 2000 amounted to $53.7 million.

          For those assets whose carrying amounts are not expected to be recoverable from future cash flows, the Company determined the goodwill impairment by measuring the difference between the carrying amount of goodwill to fair value (calculated as the discounted projected cash flows for disaggregated locations using a discount rate commensurate with the risk involved). The discount rate used at September 30, 2000 was 18%.

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

          The Company was and continues to be unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Senior Debt Agreement ("Senior Debt") and suspended interest payments due thereunder effective November 1999. The Senior Debt increased to $83.1 million at September 30, 2000. Interest accrued and remaining unpaid on the Senior Debt for the period of November 1999 through September 30, 2000 totaled $8.0 million.

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

           Effective June 8, 2000 the Senior Lenders exercised their rights to require the Company to cease payments due to holders of Subordinated Promissory Notes ("Subordinated Note Holders"). Such Subordinated Promissory Notes were given by the Company as partial consideration in connection with prior business acquisitions. The aggregate principal amount, net of unamortized loan discount, and accrued interest associated with the Subordinated Notes outstanding as of September 30, 2000, was $8.0 million and $0.5 million respectively.

           Additionally, the Company does not anticipate being able to repay a Subordinated Note, due a preferred stockholder October, 1999 ("Preferred Note Holder") and subsequently extended until October 16, 2000 in the principal amount of $1.5 million together with accrued interest of $0.4 million, as of September 30, 2000.

          The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Senior Debt Agreement. The Senior Debt and accrued interest thereunder is currently due and payable and the Senior Lenders presently have the right to exercise their remedies under the Senior Debt loan documents, including the foreclosure of their security interest in the Company's assets.

           Payments to Preferred Stockholders and Subordinated Note Holders are uncertain. Non-payment to Subordinated Note Holders gives rise to potential remedies that could have a significant adverse effect on the operations and cash flow of the Company. In this regard, the Company is aware that at least two of the Subordinated Note Holders, one of whom, prior to September 2000, was a member of The Board of Directors of the Company, have recently established operations which compete with the Company's operations in California. Further, a number of the Subordinated Note Holders have notified the Company of their acceleration of the underlying indebtedness in accordance with the terms of the Subordinated Promissory Notes, however this indebtedness remains subordinated to the Senior Debt.

           Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is uncertain and can not be assured.

          One of the potential outcomes of the events described above could result in the ultimate liquidation of the Company.

NOTE D: Earnings (loss) per Common Share

           Earnings (loss) per share was computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement 128). Basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares plus the dilutive effects of common shares contingently issuable from options, warrants and convertible securities. For the three and nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999, common stock options, warrants and convertible securities are excluded from the computation of net earnings (loss) per share due to their anti-dilutive effect.

NOTE E: Reportable Segment Data

          The Company believes that all of its material operations are part of the legal services industry, and it currently reports as a single industry segment. The Company's geographically aligned units include three regions within the United States, the Western region, the Northeastern region and the Southeastern region. The Western region includes the Company's operations in California, Colorado and Texas; the Northeastern region includes the Company's operations in Illinois, Michigan, New Jersey, New York, Pennsylvania and Washington, D.C.; and the Southeastern Region includes the Company's operations in Florida and Georgia.

The geographic reportable segments of the Company's revenues, operating income and identifiable assets are summarized in the following table. The "Elimination & Other" column includes corporate related items, income, and expense not allocated to reportable segments.

(In Thousands)
                         Western        Northeast      Southeast       Elimination
Three months ended       Region          Region         Region          & Other       Consolidated
----------------------- --------------- -------------- --------------- -------------- ---------------------

Sept. 30,  2000:
----------------

 Revenue                 $  10,040        $ 18,234         $ 8,400      $  (1,022)      $ 35,652
Operating
  Income (Loss)              1,723           1,715             754         (3,178)         1,014
Identifiable
   Assets                   30,202          31,721          12,306         20,735         94,964

Sept. 30, 1999:
---------------

Revenue                   $ 10,958        $ 18,208         $ 8,993      $    --         $ 38,159
Operating
  Income (Loss)              1,720           2,381             331        (3,443)            989
Identifiable
   Assets                   25,025          22,017           9,107       103,356         159,505

                          Western        Northeast      Southeast       Elimination
Nine months ended         Region          Region         Region          & Other      Consolidated
----------------------- --------------- -------------- --------------- -------------- ---------------------

Sept. 30, 2000:
---------------

Revenue                  $  30,104       $  54,438      $  27,008       $  (3,906)     $ 107,644
Operating
   Income (Loss)             4,788           6,304          2,582         (40,000)       (26,326)
Identifiable
   Assets                   30,202          31,721         12,306          20,735         94,964

Sept. 30, 1999:
---------------

Revenue                  $  33,015       $  52,957      $  25,880       $    --       $  111,852
Operating
   Income (Loss)             5,951           5,851          2,083         (9,937)          3,948
Identifiable
    Assets                  25,025          22,017          9,107        103,356         159,505

NOTE F: SAB 101 – Recent Accounting Pronouncements

          In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company will be required to adopt SAB 101 in the fourth quarter of the 2000 fiscal year. The Company does not expect the adoption of SAB 101 will have a material effect on the financial position of the Company or on the results of operation.

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

Introduction

           Revenues from court reporting services are primarily derived from services provided for recording sworn testimony at depositions and typically are based on the number of pages transcribed, with a significant portion of revenues being derived from the production of additional certified copies. Substantially all of the Company's court reporting services are performed by independent contractors. Under arrangements with independent court reporters, the Company retains a portion of the total court reporting fee and the independent court reporter receives the balance. The different types of court reporting services provided by the Company yield varying profit margins, with accelerated delivery transcripts, transcript copies and compressed transcripts providing higher margins. In addition, profit margins vary among the different geographic markets in which the Company operates. The Company also derives revenues from its DepoNet® network, which consists, in part, of approximately 300 affiliated firms in locations not directly served by the Company. Under contractual arrangements with DepoNet® members, the Company refers court reporting and certain other assignments to network participants for which it receives a monthly fee.

          The Company recruits and places legal professionals on a temporary or contract basis. The Company charges its clients an hourly fee for the number of hours worked by attorneys and paralegals placed with clients on a temporary or contract basis. Recruiters are paid commissions based upon revenues from hourly fee income less the direct cost of the attorneys or paralegals placed. The Company's permanent placement recruiters are compensated on a commission basis. Fees for the successful placement of professionals are typically based upon a percentage, approximately 25% to 30% of such professional's total compensation earned during the year following the placement, of which 40% to 60% is customarily paid to the individual permanent placement recruiter. This fee is subject to a partial refund if the new employment arrangement is terminated prior to the expiration of a negotiated period, usually three months.

Significant Adverse Operating and Financial Developments

          The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses.

          The Company was and continues to be unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Senior Debt Agreement ("Senior Debt") and suspended interest payments due thereunder effective November 1999. The Senior Debt increased to $83.1 million at September 30, 2000. Interest accrued and remaining unpaid on the Senior Debt for the period of November 1999 through September 30, 2000 totaled $8.0 million.

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

           Effective June 8, 2000 the Senior Lenders exercised their rights to require the Company to cease payments due to holders of Subordinated Promissory Notes ("Subordinated Note Holders"). Such Subordinated Promissory Notes were given by the Company as partial consideration in connection with prior business acquisitions. The aggregate principal amount, net of unamortized loan discount, and accrued interest associated with the Subordinated Notes outstanding as of September 30, 2000, was $8.0 million and $0.5 million respectively.

           Additionally, the Company does not anticipate being able to repay a Subordinated Note, due a preferred stockholder October, 1999 ("Preferred Note Holder") and subsequently extended until October 16, 2000 in the principal amount of $1.5 million together with accrued interest of $0.4 million, as of September 30, 2000.

           The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Senior Debt Agreement. The Senior Debt and accrued interest thereunder is currently due and payable and the Senior Lenders presently have the right to exercise their remedies under the Senior Debt loan documents, including the foreclosure of their security interest in the Company's assets.

           Payments to Preferred Stockholders and Subordinated Note Holders are uncertain. Non-payment to Subordinated Note Holders gives rise to potential remedies that could have a significant adverse effect on the operations and cash flow of the Company. In this regard, the Company is aware that at least two of the Subordinated Note Holders, one of whom, prior to September 2000, was a member of The Board of Directors of the Company, have recently established operations which compete with the Company's operations in California. Further, a number of the Subordinated Note Holders have notified the Company of their acceleration of the underlying indebtedness in accordance with the terms of the Subordinated Promissory Notes, however this indebtedness remains subordinated to the Senior Debt.

           Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is uncertain and can not be assured.

          One of the potential outcomes of the events described above could result in the ultimate liquidation of the Company.

Results of Operations (In Thousands)

Comparison of three and nine months ended September 30, 2000 and 1999

           Revenue. Revenue decreased by approximately $2,507 or 6.6%, to $35,652 from $38,159 and $4,208 or 3.8% to $107,644 from $111,852 for the three and nine months ended September 30, 2000 and 1999, respectively. The decrease is primarily due to a downturn in deposition business in the Western region.

           Operating Expenses. Operating expenses decreased by approximately $2,162 or 9.2%, to $21,236 from $23,398 and $2,756, or 4.1% to $64,569 from $67,325 for the three and nine months ended September 30, 2000 and 1999, respectively. The decrease is principally the result of lower reporter fees and other costs of sales, proportionate to the decrease in revenues.

           General and Administrative Expenses. General and administrative expenses decreased by approximately $300, or 2.5%, to $11,839 from $12,139 and increased $58, or 0.2% to $36,013 from $35,955 for the three and nine months ended September 30, 2000 and 1999, respectively. General and administrative expenses, as a percentage of revenue, increased to 33.2% and 33.5% for the three and nine months ended September 30, 2000 from 31.8% and 32.2% for the three and nine months ended September 30, 1999. The quarter over quarter decrease was attributable to reduced administrative overheads.

           Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately $70, or 4.3%, to $1,563 from $1,633 and increased by approximately $722, or 15.6% to $5,346 from $4,624 for the three and nine months ended September 30, 2000 and 1999, respectively. The increase in amortization expense is primarily due to the change in the estimated period of benefit of goodwill from 40 to 15 years during the fourth quarter of 1999, partially offset by a write down of $25,700 of impaired goodwill recorded in the fourth quarter of 1999 and a write down of $28,042 in the second quarter of 2000. In addition, the increase in depreciation expense is primarily due to a change in the estimated period of benefit of computer equipment from 5 to 3 years.

           Goodwill Impairment. During the fourth quarter of 1999 the Company recognized an asset write down and other charges of $27,000, including $25,700 due to the impairment of goodwill. The Company recognized an additional asset write down of $28,042 due to further impairment of goodwill as of June 30, 2000. Goodwill associated with under- performing acquisitions has been written down to estimated recovery value (calculated as presently projected cash flows, discounted at a rate of 18%, of disaggregated locations).

           Income from Operations. Income from operations increased by approximately $25 or 2.5%, to $1,014 from $989 and decreased by approximately $30,274, or 766.8% to $(26,326) from $3,948 for the three and nine months ended September 30, 2000 and 1999, respectively. Income from operations, as a percentage of revenues, increased to 2.8% from 2.6% and decreased to (24.5)% from 3.5% for the three and nine months ended September 30, 2000 and 1999, respectively.

           Interest Expense, Net. Interest expense, increased by approximately $291, or 10.7%, to $2,999 from $2,708 and $1,539, or 21.1% to $8,821 from $7,282 for the three and nine months ended September 30, 2000 and 1999, respectively. The increase is due to the incurrence of compounding interest from existing debt.

           Provision for Income Taxes. The Company had no recorded tax provision for the nine months ended September 30, 2000 and a tax provision of $65 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

          The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses.

          The Company was and continues to be unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Senior Debt Agreement ("Senior Debt") and suspended interest payments due thereunder effective November 1999. The Senior Debt increased to $83.1 million at September 30, 2000. Interest accrued and remaining unpaid on the Senior Debt for the period of November 1999 through September 30, 2000 totaled $8.0 million.

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

           Effective June 8, 2000 the Senior Lenders exercised their rights to require the Company to cease payments due to holders of Subordinated Promissory Notes ("Subordinated Note Holders"). Such Subordinated Promissory Notes were given by the Company as partial consideration in connection with prior business acquisitions. The aggregate principal amount, net of unamortized loan discount, and accrued interest associated with the Subordinated Notes outstanding as of September 30, 2000, was $8.0 million and $0.5 million respectively.

           Additionally, the Company does not anticipate being able to repay a Subordinated Note, due a preferred stockholder October, 1999 ("Preferred Note Holder") and subsequently extended until October 16, 2000 in the principal amount of $1.5 million together with accrued interest of $0.4 million, as of September 30, 2000.

          The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Senior Debt Agreement. The Senior Debt and accrued interest thereunder is currently due and payable and the Senior Lenders presently have the right to exercise their remedies under the Senior Debt loan documents, including the foreclosure of their security interest in the Company's assets.

           Payments to Preferred Stockholders and Subordinated Note Holders are uncertain. Non-payment to Subordinated Note Holders gives rise to potential remedies that could have a significant adverse effect on the operations and cash flow of the Company. In this regard, the Company is aware that at least two of the Subordinated Note Holders, one of whom, prior to September 2000, was a member of The Board of Directors of the Company, have recently established operations which compete with the Company's operations in California. Further, a number of the Subordinated Note Holders have notified the Company of their acceleration of the underlying indebtedness in accordance with the terms of the Subordinated Promissory Notes, however this indebtedness remains subordinated to the Senior Debt.

           Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is uncertain and can not be assured.

          One of the potential outcomes of the events described above could result in the ultimate liquidation of the Company.

Operating Activities

          Net cash provided by operating activities totaled $5,865 for the nine months ended September 30, 2000 compared to $(874) used in operating activities for the nine months ended September 30, 1999. The cash provided by operating activities is due primarily to an increase in accounts payable and accrued expenses and reduced capital expenditures and accounts receivables, offset by an increase in net operating loss.

Investing Activities

          Net cash used in investing activities totaled $569 and $3,473 for the nine months ended September 30, 2000 and 1999, respectively. The decrease is primarily due to 1999 activity to fund payments for the acquisition of businesses and investments in capital equipment. There were certain disbursements to discharge obligations pertaining to prior acquisition agreements, but there was no cash used to acquire businesses for the nine months ended September 30, 2000 compared to $1,379 for the nine months ended September 30, 1999. The Company continues to invest in capital equipment, principally to upgrade facilities, computer systems and photocopy equipment. Such investments totaled $569 and $2,094 for the nine months ended September 30, 2000 and 1999, respectively.

Financing Activities

          The Company, largely since its inception, has experienced a deficiency in working capital and recurring operating losses.

          Net cash (used in) provided by financing activities for the nine months ended September 30, 2000 and 1999 was $(3,848) and $5,075, respectively. The change is primarily due to the elimination of additional borrowings with the Company's financial partners during 2000, the reduction of bank overdraft balances maintained in the fourth quarter of 1999 and the first quarter of 2000 and reduced payments on Subordinated Notes since the Senior Lenders exercised their rights to require the Company to cease payments due to holders of Subordinated Promissory Notes effective June 8, 2000.

          The Company currently has a Senior Debt Agreement with financial institutions, which, as amended, provides for borrowings up to $83.5 million based on operating cash flow as defined therein. Borrowings under the Senior Debt Agreement bear interest at the prime rate, plus specified margins. The payment of certain margins is deferred until the maturity of the Senior Debt Agreement. The Senior Debt Agreement, which is secured by substantially all the assets of the Company, restricts future indebtedness, investments, distributions, acquisitions or sale of assets and capital expenditures and requires maintenance of certain financial covenants. At September 30, 2000, the effective interest rate was 11.2% and aggregate borrowings under the Senior Debt Agreement were $83.1 million.

          The Company was and continues to be unable to repay principal in the amount of $82.8 million due January 3, 2000 under its Senior Debt Agreement ("Senior Debt") and suspended interest payments due thereunder effective November 1999. The Senior Debt increased to $83.1 million at September 30, 2000. Interest accrued and remaining unpaid on the Senior Debt for the period of November 1999 through September 30, 2000 totaled $8.0 million.

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

           Effective June 8, 2000 the Senior Lenders exercised their rights to require the Company to cease payments due to holders of Subordinated Promissory Notes ("Subordinated Note Holders"). Such Subordinated Promissory Notes were given by the Company as partial consideration in connection with prior business acquisitions. The aggregate principal amount, net of unamortized loan discount, and accrued interest associated with the Subordinated Notes outstanding as of September 30, 2000, was $8.0 million and $0.5 million respectively.

           Additionally, the Company does not anticipate being able to repay a Subordinated Note, due a preferred stockholder October, 1999 ("Preferred Note Holder") and subsequently extended until October 16, 2000 in the principal amount of $1.5 million together with accrued interest of $0.4 million, as of September 30, 2000.

          The Company, presently and for the foreseeable future, is unable to pay interest or principal amounts outstanding under the Senior Debt Agreement. The Senior Debt and accrued interest thereunder is currently due and payable and the Senior Lenders presently have the right to exercise their remedies under the Senior Debt loan documents, including the foreclosure of their security interest in the Company's assets.

           Payments to Preferred Stockholders and Subordinated Note Holders are uncertain. Non-payment to Subordinated Note Holders gives rise to potential remedies that could have a significant adverse effect on the operations and cash flow of the Company. In this regard, the Company is aware that at least two of the Subordinated Note Holders, one of whom, prior to September 2000, was a member of The Board of Directors of the Company, have recently established operations which compete with the Company's operations in California. Further, a number of the Subordinated Note Holders have notified the Company of their acceleration of the underlying indebtedness in accordance with the terms of the Subordinated Promissory Notes, however this indebtedness remains subordinated to the Senior Debt.

          Additionally, the Company may not be able to fund operations or repay certain other obligations as they become due without increased credit facilities and/or rescheduling payments. The Company's ability to acquire increased credit facilities and/or reschedule payment terms is uncertain and can not be assured.

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

           Based on the indebtedness outstanding under the Company's Senior Debt Agreement at September 30, 2000, a sensitivity analysis was performed using a hypothetical 10% increase in the stated prime rate of 9.5%, plus applicable margins. The analysis indicated that the Company's interest expense and net loss for the three and nine months ended September 30, 2000 would have increased by approximately $197,000 and $591,000, respectively. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or action that management could take to lessen the risk. This also does not take into account any changes in the Company's financial structure that may result from higher interest rates.

PART II.
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits-- None (b) Reports on Form 8-K - None

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2000

By:/s/ Paul H. Bellamy Paul H. Bellamy Chief Executive Officer and Director By:/s/ Joseph J. Trentacosta Joseph J.Trentacosta Chief Financial Officer